Form 10-Q
period 1995-08-31
CALTON INC
filed 1995-10-16
CIK 717216

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended August 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


Commission file no. 1-8846


                             Calton, Inc.
               (Exact name of registrant as specified in its charter)


           New Jersey                             22-2433361
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification Number)


          500 Craig Road
     Manalapan,  New Jersey                        07726-8790
     (Address of principal                         Zip Code
       executive office)


                      Registrant's telephone number,
                   including area code:  (908)  780-1800


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes     X      No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    X        No

As of September 29, 1995, 26,371,000 shares of Common Stock were outstanding.



                       CALTON, INC. AND SUBSIDIARIES

                                   INDEX




PART I.  Financial Information                                        Page
                                                                       No.


     Item l.   Financial Statements (Unaudited)

               Consolidated Balance Sheet at
               August 31, 1995 and November 30, 1994................

               Consolidated Statement of Income for the
               Three Months Ended August 31, 1995 and 1994..........

               Consolidated Statement of Income for the
               Nine Months Ended August 31, 1995 and 1994...........

               Consolidated Statement of Cash Flows for the
               Nine Months Ended August 31, 1995 and 1994...........

               Consolidated Statement of Changes in Shareholders'
               Equity for the Nine Months Ended August 31, 1995.....

               Notes to Consolidated Financial Statements...........


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........



PART II.  Other Information

     Item 6.   Exhibits and reports on Form 8-K.....................


SIGNATURES..........................................................



                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                 August 31,    November 30,
                                                   1995            1994
Assets                                          (Unaudited)

  Cash and cash equivalents..................  $  5,239,000    $  5,759,000
  Receivables................................     8,812,000       7,823,000
  Inventories................................    75,652,000      88,802,000
  Commercial land and buildings (Note 2).....     8,878,000      16,597,000
  Investments in and advances
    to joint ventures........................       850,000         850,000
  Property and equipment, net................       493,000         402,000
  Prepaid expenses and other assets..........     2,026,000       1,911,000

    Total assets.............................  $101,950,000    $122,144,000

Liabilities and Shareholders' Equity
  Revolving credit agreement.................  $ 51,000,000    $ 60,000,000
  Mortgages payable..........................     2,352,000       9,398,000
  Accounts payable...........................     3,731,000       6,968,000
  Accrued expenses and other liabilities.....    14,990,000      16,733,000

    Total liabilities........................    72,073,000      93,099,000

Commitments and contingencies

Shareholders' equity
  Common stock...............................       264,000         260,000
  Paid in capital............................    22,231,000      21,720,000
  Retained earnings..........................     7,382,000       7,065,000

    Total shareholders' equity...............    29,877,000      29,045,000

    Total liabilities and shareholders'
      equity.................................  $101,950,000    $122,144,000




         See accompanying notes to consolidated financial statements.





                        CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME
                          Three Months Ended August 31,
                                 (Unaudited)






                                                   1995            1994


Revenues.....................................  $ 60,362,000    $ 47,129,000

Costs and expenses
  Cost of revenues...........................    52,944,000      38,849,000
  Selling, general and administrative........     4,906,000       5,464,000
                                                 57,850,000      44,313,000

Income from operations.......................     2,512,000       2,816,000

Interest expense, net........................       537,000         306,000

Income before income taxes ..................     1,975,000       2,510,000

Provision in lieu of income taxes............       967,000       1,155,000

Net income ..................................  $  1,008,000    $  1,355,000

Income per share.............................  $        .04    $        .05

Weighted average number of shares outstanding    26,255,000      25,991,000













       See accompanying notes to consolidated financial statements.





                     CALTON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME
                     Nine Months Ended August 31,
                           (Unaudited)





                                                    1995          1994


Revenues....................................... $137,413,000  $112,375,000

Costs and expenses
  Cost of revenues.............................  121,181,000    92,096,000
  Selling, general and administrative..........   14,144,000    14,195,000
                                                 135,325,000   106,291,000

Income from operations.........................    2,088,000     6,084,000

Interest expense, net..........................    1,468,000       908,000

Income before income taxes ....................      620,000     5,176,000

Provision in lieu of income taxes..............      303,000     2,370,000

Net income .................................... $    317,000  $  2,806,000

Income per share............................... $        .01  $        .11

Weighted average number of shares outstanding..   26,299,000    26,151,000














       See accompanying notes to consolidated financial statements.





                  CALTON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF
                          CASH FLOWS
                   Nine Months Ended August 31,
                         (Unaudited)




                                                   1995           1994
 Cash Flows from Operating Activities
   Net income................................  $   317,000    $ 2,806,000
   Adjustments to reconcile net income
     to net cash provided by operating
     activities
      Provision in lieu of taxes.............      303,000      2,250,000
      Issuance of stock under 401(k) Plan....      181,000        144,000
      Depreciation and amortization..........    1,322,000      1,364,000
      Increase in receivables................     (989,000)    (2,118,000)
      Decrease (increase) in inventories.....   12,279,000     (3,348,000)
      Decrease (increase) in commercial
        land and buildings...................    7,479,000        (55,000)
      (Increase) decrease in prepaid
        expenses and other assets............     (178,000)       197,000
      (Decrease) increase in accounts
        payable, accrued expenses
        and other liabilities................   (4,980,000)       887,000
      Other increase.........................           --         (5,000)
                                                15,734,000      2,122,000

Cash Flows from Investing Activities
  Increase in property and equipment ........     (208,000)       (19,000)

Cash Flows from Financing Activities
  Repayments of Revolving Credit Agreement...  (13,500,000)    (6,000,000)
  Proceeds under Revolving Credit Agreement..    4,500,000      4,000,000
  Repayments of mortgages payable............   (7,046,000)      (109,000)
                                               (16,046,000)    (2,109,000)

Net decrease in cash and cash
  equivalents................................     (520,000)        (6,000)
Cash and cash equivalents at beginning of
  period.....................................    5,759,000      5,355,000

Cash and cash equivalents at end of period...  $ 5,239,000    $ 5,349,000






       See accompanying notes to consolidated financial statements.



                       CALTON, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Nine Months Ended August 31, 1995
                                (Unaudited)




                                  Common
                                  Stock         Paid In        Retained
                                  Amount        Capital        Earnings


Balance,
 November 30, 1994 ........    $  260,000     $21,720,000    $ 7,065,000

Net income.................            --              --        317,000

Provision in lieu of
 income taxes .............            --         303,000             --


Issuance of
 stock under
 401(k) Plan...............         4,000         177,000             --


Amortization
 of deferred
 compensation
 related to
 stock option
 plan......................            --          31,000             --


Balance,
 August 31, 1995...........    $  264,000     $22,231,000    $ 7,382,000










       See accompanying notes to consolidated financial statements.




                       CALTON, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)




1.   Basis of Presentation

     The accompanying unaudited financial statements and the November 30, 1994 balance sheet derived from the November 30, 1994 audited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1994. Operating results for the three and nine month periods ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ended November 30, 1995.

     Certain reclassifications have been made to prior period's financial statements in order to conform with the 1995 presentations.


2.   Commercial Land and Buildings


     During the nine months ended August 31, 1995, the Company had sold approximately $7.0 million of its commercial building property and reduced related mortgage payables of $6.9 million, in accordance with management's plan to focus on its core business of residential homebuilding.

     The sales were consummated in April 1995 and July 1995 for proceeds of $880,000 and $7,200,000, respectively. The sales resulted in pre-tax gains of approximately $80,000 and $425,000 and provided approximately $850,000 of additional cash for operations after the retirement of the mortgage debt.

     The remaining amount of $8.9 million consists primarily of commercial land located in Pennsylvania and New Jersey. These properties are available for sale as a result of management's focus on residential homebuilding.




3.   Unusual Items

     During the second quarter of fiscal 1995, the Company performed a detailed review and analysis of many properties controlled under option. The review was necessitated by the consolidation of the New Jersey-North and New Jersey-South divisions in March 1995 and by economic and market conditions. As a result, the Company decided not to incur further pre-acquisition costs on nine properties controlled under option and has either terminated or expects to terminate the related purchase agreements. These actions resulted in a pre-tax charge of approximately $1,050,000 that is reflected in cost of revenues.

     The Company finalized the accounting for a community during the second quarter of fiscal 1995 that delivered its last home earlier in 1995. It was determined, in conjunction with advice from legal counsel, that a reserve previously provided during the delivery period of the community was not required and the likelihood of payment of the amount reserved was remote. As a result, a pre-tax credit of $1,113,000 is reflected in cost of revenues and reduced Accrued Expenses and Other Liabilities.


4.   Shareholders' Equity

     During the second quarter of fiscal 1995, the Company's Board of Directors reviewed the outstanding options granted under the Company's Amended and Restated 1993 Non-Qualified Stock Option Plan. The Board considered that the outstanding options were granted in more favorable economic periods. Therefore, the Board determined that in order to continue to provide incentive to management, the exercise price of all outstanding options held by current employees were adjusted to $.50 per share, the fair market value of the Company's Common Stock at the date of the Board action.

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 1995 AND
1994


     Revenues for the three and nine months ended August 31, 1995 were $60.4 million and $137.4 million, respectively, compared to revenues of $47.1 million and $112.4 million for the three and nine month periods ended August 31, 1994, respectively. Home deliveries of 227 and 555 homes resulted in housing revenues of $52.8 million and $128.0 million, respectively, for the three and nine month periods ended August 31, 1995. For the three and nine month periods ended August 31, 1994, the Company delivered 255 and 626 homes which generated $46.1 million and $110.4 million of housing revenues. During the third quarter of 1995, the Company sold one of its commercial properties of which $7.2 million is included in revenues.

   Housing revenues increased fourteen percent (14%) and sixteen percent (16%) in the three and nine month periods ended August 31, 1995, respectively, compared to the same periods in 1994, reflecting an average sales price of $232,000 and $231,000 compared to $181,000 and $176,000 for homes delivered in the same periods of 1994. The increase in average sales price is a result of the mix of homes delivered reflecting a greater percentage of the Company's deliveries coming from the Northeast division where the primary target market has been the move-up homebuyer. Home deliveries decreased eleven percent (11%) for the three and nine month periods ended August 31, 1995, respectively, from the same periods in the prior year. The decreases in home deliveries are primarily due to the wind down of the California division and a fifty-two percent (52%) and thirty-nine percent (39%) decrease in home deliveries in the Florida division for the three and nine month periods ended August 31, 1995 compared to the same periods of 1994. The primary reason for the decrease in homes delivered in the Florida division is due to the timing of the opening of new communities.


     The Company's gross profit margin on homes delivered was approximately 13% and 12% during the three and nine month periods ended August 31, 1995, respectively, compared to 17% and 18% during the three and nine month periods ended August 31, 1994. The decrease in the housing gross profit from approximately $7.8 million and $19.3 million to $6.9 million and $15.2 million for the three and nine month periods ended August 31, 1995 is primarily due to intensifying competitive conditions resulting in an inability to raise home selling prices, a lower level of consumer confidence resulting from a poor outlook for job growth, higher borrowing costs, the number of communities open for sales and delivery, and the higher relative cost of replacement land acquired to refill the land pipeline late in the
cycle.   The sale of one of the commercial properties in the third quarter resulted in a pre-tax profit of $425,000 that is included in the Company's gross profit. Previously capitalized interest amortized to cost of revenues was $1.2 million and $3.2 million in the three and nine month periods ended August 31, 1995 as compared to $682,000 and $1.4 million in the same periods last year. The number and average selling prices of homes sold and delivered and gross profit realized in the first nine months of 1995 may not be indicative of future results, due to prevailing economic and housing market conditions, the timing of land acquisitions and development, the type of homes sold, labor and material costs, interest rates, and weather conditions.

     The Company decided not to incur further pre-acquisition costs on nine properties controlled under option and has either terminated or expects to
terminate the related purchase agreements.   These actions resulted in a pre-
tax charge of approximately $1,050,000 in the second quarter of 1995 that is reflected in cost of revenues for the nine month period ended August 31, 1995. In addition, the Company finalized the accounting for a community during the second quarter of fiscal 1995 that delivered its last home earlier in 1995. It was determined, in conjunction with advice from legal counsel, that a reserve previously provided during the delivery period of the community was not required and the likelihood of payment of the amount reserved was remote. As a result, a pre-tax credit of $1,113,000 is reflected in cost of revenues for the nine month period ended August 31, 1995.

     Selling, general and administrative expenses decreased to $4.9 million from $5.5 million for the three months ended August 31, 1995 and 1994, respectively. The decrease is principally due to lower employee costs resulting from reductions in employee levels and consolidation of operations
in the Northeast completed early in the second quarter of 1995.   Selling,
general and administrative expenses decreased from $14.2 million to $14.1 million for the nine months ended August 31, 1994 and 1995, respectively.
The net decrease of $100,000 was primarily attributable to approximately $1.0 million reduction in salaries and benefits resulting primarily from the consolidation of the Northeast division which occurred in the second quarter of 1995, largely offset by increases in marketing and sales related costs due to the increased competitive environment and increased revenues.

     Gross interest cost was approximately $1.9 million and $5.6 million, for the three and nine month periods ended August 31, 1995, compared to $1.4 million and $3.9 million, respectively, in the corresponding periods of the prior year. The increase in gross interest cost resulted from higher interest rates and to a lessor extent, higher average loan balances.
Interest capitalized in the three and nine month periods ended August 31, 1995 was $1.3 million and $4.0 million compared to $1.0 million and $2.8 million in the corresponding periods of the prior year, primarily as a result of higher interest rates. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

     Fresh-start accounting and reporting requires the Company to report a provision in lieu of income taxes when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward and other deferred tax assets would eliminate the related federal income tax payable. The current and future year tax benefit related to the carryforward is recorded as a direct increase to paid in capital. Based upon the Company's expectations of a pre-tax profit for the year ended November 30, 1995, a provision in lieu of income taxes was recorded using a forecasted effective rate of forty-nine percent (49%).

      The dollar value of the Company's sales backlog decreased by $52.6 million or forty-nine percent (49%) at August 31, 1995 to approximately $54.6 million from $107.2 million at August 31, 1994. Homes in backlog also decreased by 203 homes to 249 homes from 452 homes at August 31, 1994, a forty-five percent (45%) decrease. Prior year results benefited from a better economic environment and increasing interest rates which may have accelerated home purchase decisions in the first nine months of 1994 compared to the current period and by lower delivery levels experienced in the year earlier period resulting from severe winter weather in early 1994. The decrease in the number of homes in backlog from August 31, 1994 levels reflects a twenty-six percent (26%) lower average absorption rate achieved in each community and twenty percent (20%) fewer communities open for sales and delivery during the current period. The decline in absorption rates resulted from an unprecedented run-up in mortgage rates which began early in 1994 creating an increasingly competitive market environment as prospective homebuyer's reacted cautiously to higher interest rates and a poor outlook for job growth. In addition, the decline in the number of communities open for sale is primarily due to management's decision to conserve existing capital during a period of slower sales absorption levels, higher interest rates and a low level of consumer confidence. The Company will continue to focus on increasing activity levels in existing communities and plans to open six (6) new communities during the next two quarters while maintaining low debt levels in an effort to improve the Company's balance sheet and position it for a recapitalization. The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including, in certain instances, contracts that are contingent on purchasers selling their existing homes. Due to the uncertainty of future market conditions and the general economic environment, the sales backlog, housing units delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods.


LIQUIDITY AND CAPITAL RESOURCES

     In February 1995, the Company entered into an agreement extending the maturity date of the Amended Credit Agreement (the "Facility") from June 1, 1995 to February 28, 1997. The amended Facility permits borrowings of up to $68.5 million, subject to borrowing base and other limitations. The terms of the agreement include a commitment amortization schedule of $200,000 per month beginning June 1, 1996 and a one half percent (1/2%) increase in the interest rate charged to the Company to the prime rate (8.75% at August 31,
1995) plus one and one half percent (1-1/2%). Additionally, due to the downturn in the housing market and its impact on expected deliveries over the term of the Facility, the Lenders entered into an agreement effective May 31, 1995, to adjust certain covenant levels. Recent market conditions have
resulted in a determination to conserve capital.   At August 31, 1995,
approximately $53.0 million (including approximately $2.0 million of letters of credit) was outstanding under the Facility. The Facility includes a borrowing base (based upon a percentage of the Company's eligible inventory) which restricted borrowings to $56.2 million at August 31, 1995. The remaining $12.3 million of the Facility is available as of August 31, 1995 to the Company for investment in inventory that results in the corresponding growth of its borrowing base. The extension of the existing Facility provides a stabilized capital base for the Company until such time as market conditions permit the Company to re-enter the financial markets to obtain longer term capital. The Company anticipates re-investing amounts now available under the Facility as the business cycle begins to reflect improvement and plans to open six (6) new communities during the next two quarters.

     Interest rate changes will continue to impact the Company's cost of capital and related costs. Increases in capitalized interest could reduce the future gross profit levels assuming no relative increases in housing selling prices.


Cash Flows from Operating Activities

     Inventories amounted to $75.7 million at August 31, 1995 compared to $88.8 million at November 30, 1994. The decrease in inventory is primarily attributable to the deliveries on existing Northeast communities exceeding
the acquisitions of new land.   The activity is in line with the Company's
current acquisition strategy which focuses on the conservation of capital. Commercial land and buildings decreased from $16.6 million at November 30, 1994 to $8.9 million at August 31, 1995 primarily as a result of the divestitures of existing commercial building properties (Note 2). The decrease in accounts payable, accrued expenses and other liabilities of $5.0 million from November 30, 1994 to August 31, 1995 was primarily a result of less production related activities and related home closings as compared to the fourth quarter of 1994. The increase in receivables of $1.0 million was primarily due to the timing of house closings offset by a reduction in cash portions of performance guarantees.


Cash Flows from Financing Activities

     The aggregate principal amount of loans outstanding under the Amended Credit Agreement was $51.0 million at August 31, 1995, compared to $60.0 million at November 30, 1994 and $53.0 million at August 31, 1994. The loan amount was reduced by $13.5 million during the third quarter of 1995 primarily from proceeds generated from operations in conjunction with the Company's current strategy to reduce debt levels and improve the Company's financial condition in order to position it for a recapitalization.

      Mortgage debt was reduced by $6.1 million in the third quarter from proceeds from the sale of commercial property.






                        PART II - OTHER INFORMATION





Item 6.   Exhibits and reports on Form 8-K.


     A)   Exhibits

          27 Financial Data Schedule as of August 31, 1995.

     B)   Reports on Form 8-K.

          None.





































                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Calton, Inc.
                                         (Registrant)



                      By: /s/ Bradley A. Little
                          Bradley A. Little
                          Senior Vice President - Finance and Treasurer (Principal Financial and Accounting Officer)







Date:  October 13, 1995