Form 10-K
period 1995-11-30
CALTON INC
filed 1996-02-28
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
(Mark One)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended November 30, 1995
                                               or
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file no. 1-8846

                          CALTON, INC.
     (Exact name of registrant as specified in its charter)

   New Jersey                                   22-2433361
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification Number)

   500 Craig Road
   Manalapan, New Jersey                       07726-8790
(Addresses of principal                    Zip Code
    executive offices)

                 Registrant's telephone number,
               including area code: (908) 780-1800

   Securities registered pursuant to Section 12(b) of the Act:

                         Title of Class

                                           Name of each exchange
Title of each class                        on which registered
Common Stock, $.01
par value per share                        American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 1, 1996 was $8,456,000.

As of February 1, 1996, 26,445,000 shares of Common Stock were outstanding.

Certain items in Parts I and II incorporate information by reference from the 1995 Annual Report to Shareholders and Part III is incorporated by reference from the Proxy Statement for the annual meeting of shareholders to be held on April 23, 1996. Except for portions which are expressly incorporated by reference herein, the Annual Report is not deemed filed a part hereof.

                                             PART I

Item 1.  BUSINESS

(a)     General Development of Business

        General

               Calton, Inc. (the "Company" or "Calton") and its subsidiaries design, construct and sell single family detached homes and townhomes primarily in central New
        Jersey, central Florida and eastern Pennsylvania. The
        Company markets primarily to first and second time move-up buyers with the 749 homes delivered in fiscal 1995 having an average sales price of approximately $229,000.

               The Company's current homebuilding activities are conducted primarily through two divisions: Calton Homes Northeast and Florida division. The Company decided to wind down the Chicago division due to unfavorable results and prospects.

               Calton was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name of Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes, Inc. ("Calton Homes") which continues as a wholly owned subsidiary of Calton. Calton maintains its executive offices at 500 Craig Road, Manalapan, New Jersey 07726 and its telephone number is (908) 780-1800. As used herein, the terms "Company" and "Calton" refer to Calton, Inc. and its subsidiaries, unless the context indicates otherwise.

               On March 9, 1993, Calton and certain of its subsidiaries filed petitions under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court confirmed the Plan of Reorganization (the "Reorganization") on May 6, 1993 and the Reorganization was consummated on May 28, 1993. The Reorganization resulted in the discharge of approximately $61.5 million of indebtedness and $22.8 million of interest payments owed to certain creditors. In exchange for the discharge of these obligations, these creditors were issued a combination of cash, equity securities and short-term debt instruments which were retired in September 1993. The equity securities issued to the creditors represented approximately 93.5% of the voting power of the Company's capital stock.

               On November 21, 1995, the Company had a significant shift in stock ownership and voting rights. In addition, changes occurred on the Board of Directors and in the Company's management.

               Since 1969, the Company and its predecessor have constructed and sold approximately 16,650 units in 138 residential developments in New Jersey, Florida, Pennsylvania, California and Chicago. At November 30, 1995, the Company had 20 communities under development and open for sales. The Company builds single-family detached homes and townhomes ranging in base price from $97,000 to $473,000. The average base selling price of homes to be built on unsold lots, as of November 30, 1995, was approximately $207,000. Because of the timing of home deliveries, the average base selling price of homes under development may not be indicative of the average revenue per home sold in any fiscal year. See Item 1(c), "Residential Development".

(b)     Financial Information About Industry Segments

               Substantially all revenues and equity in earnings, operating profits and assets of the Company and its subsidiaries are attributable to one line of business, the development and sale of residential housing and the acquisition and sale of real property.

(c)     Description of Business

        General

               The Company designs, constructs and sells single family attached and detached homes, primarily in central New
        Jersey, central Florida and eastern Pennsylvania. The
        Company markets primarily to first time buyers and first and second time move-up buyers with the 749 homes delivered in fiscal 1995 having an average sales price of approximately $229,000.

        Corporate Operations

               The Company operates through separate divisions, which are located within or near the markets in which they operate. Each division is managed by an executive with substantial experience in the markets served. In addition, each division is staffed with personnel equipped with the skills to complete the functions of land acquisition, entitlement processing, land development, construction, marketing, sales and product service.

               The Company's corporate staff is responsible for: (i) evaluating the suitability of and selecting geographic markets; (ii) allocating capital resources among divisions;
        (iii) maintaining the Company's relations with its lenders to regulate the flow of financial resources; and (iv) monitoring the divisional operations. Capital commitments are determined through consultation among senior management and division managers. Centralized financial controls are also maintained through the standardization of accounting and financial policies and procedures, which are applied uniformly throughout the Company.

               The Company's operating strategy generally consists of:
        (i) targeting the first time homebuyer and the first and second time move-up buyer; (ii) conducting homebuilding activities in markets that, based on economic and demographic trends, demonstrate strong growth potential;
        (iii) designing each residential community to meet the needs of the particular market based on local conditions and demographic factors; (iv) minimizing land risks by purchasing entitled tracts of well-located property through options or contingent purchase contracts and limiting land holdings to those which can be developed within two years from the date of purchase; (v) developing residential communities in phases which enables the Company to reduce financial exposure, control construction and operating expenses and adapt quickly to changes in customer demands and other market conditions; (vi) utilizing subcontractors to perform land development and home construction on a fixed price basis; and (vii) emphasizing the quality and value of its homes.

        Geographic Markets

               The Company's current business operations are principally located in central New Jersey, the greater Orlando area, and eastern Pennsylvania. Generally, the Company has organized divisions that are located in markets that demonstrate a strong growth profile. The Company selects locations within these markets for its residential housing communities that have ready access to metropolitan areas by public transportation and major arterial highways and which have experienced industrial or commercial growth.

               In March 1995, the Company consolidated its New Jersey-North and New Jersey-South divisions into the Northeast division. The Northeast division conducts homebuilding activities in Burlington, Monmouth, Middlesex and Mercer counties in New Jersey and Bucks county in Pennsylvania. The Company's Florida division conducts homebuilding activities in the Orange and Seminole County areas, concentrating in the suburban Orlando area.

               The Company recently decided to wind down the Chicago division by disposing of the remaining inventory by a combination of sale and buildout of homes, and sale of the remaining lots.

               The Company does not anticipate that it will expand into any new markets in fiscal 1996 and, therefore, plans to focus its operating locations and available capital in the Northeast and Florida divisions.

        Products

               The Company offers a variety of homestyles tailored to meet the specific needs of the particular geographic and demographic markets served, including the first-time and second-time move-up buyer and, to a lesser extent, the first-time buyer. The Company believes that this diversified product strategy enables it to mitigate some of the risks inherent in the homebuilding industry by providing it with the flexibility to adjust its product mix to suit particular markets and changing market conditions. Homestyles, prices and sizes vary from community to community based upon the Company's assessment of specific market conditions and the restrictions imposed by local jurisdictions. In certain projects, recreational amenities such as tennis courts and playground areas are constructed by the Company.

               The Company generally standardizes its product line within geographic markets it serves. This standardization improves the quality of construction and permits efficient production techniques and bulk purchasing of materials and components, thus reducing construction costs and the time required to build a home. The Company has recently introduced a customization program that offers major modifications to the standard design beyond the options and extra features typically offered. See "Sales and Marketing".

        Land Acquisition, Planning and Development

               Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate.
        The term "entitlements" refers to developmental approvals, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with certain conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the Company's purchase of the land, the Company is still required to obtain a variety of other governmental approvals and permits during the development process. The Company primarily buys finished lots that are ready for construction in the Florida market while finished lots are generally not available in the Northeast market.

               The Company's general policy has been to control land for future development through the use of purchase options or contingent purchase contracts whenever practicable and where market conditions permit. The Company endeavors to acquire property either on an installment method, with closings on a portion of a project on a periodic basis, or subject to purchase money mortgages. These policies enable the Company to limit its financial commitments, including cash expenditures and interest and other carrying costs, and avoid large land inventories which exceed the Company's near term development needs. At the same time, the Company retains any appreciation in the value of the parcel prior to exercising the option or closing the contingent purchase contract. During the option or contingency period, the Company performs feasibility studies, technical, engineering and environmental surveys and obtains the entitlements.

               In making land acquisitions, the Company considers such factors as: (i) current market conditions; (ii) internal and external demographic and marketing studies; (iii) environmental conditions; (iv) proximity to developed and recreational areas; (v) availability of mass transportation and ready access to metropolitan areas and other employment centers; (vi) industrial and commercial growth patterns;
        (vii) financial review as to the feasibility of the proposed community, including projected profit margins, returns on capital employed and payback periods; (viii) the ability to secure governmental approvals and entitlements; (ix) customer preferences; (x) access to materials and subcontractors; and (xi) management's judgement as to the real estate market, economic trends and the Company's experience in a particular market. The Company's development activities include land planning and securing entitlements. These activities are performed by the Company's employees, together with independent engineers, architects and other consultants. The Company's employees also develop long-term planning of future communities.

        Construction

               The Company employs production managers who are responsible for coordinating all functions pertaining to the construction process. All construction work for the Company is performed by subcontractors on a fixed price basis, with the Company acting as general contractor. In order to maintain control over costs, quality and work schedules, the Company employs an on-site superintendent for each project who is responsible for supervising subcontractor work.

               The Company's housing is constructed according to standardized design plans that are then customized to each individual contract preference. Generally, the Company seeks to develop communities having a minimum number of lots to absorb deliveries over at least a two year period in order to reduce the per unit cost of the housing products which it sells. Advantages achieved by volume building include lower unit prices paid to subcontractors and reduced material costs per unit. From time to time, the Company purchases smaller size communities in order to more efficiently deploy the Company's resources.

               Generally, the Company's policy is to commence construction of: (i) a detached housing unit beyond the foundation after a sales contract for that unit has been signed; and (ii) a multi-unit townhome building beyond the foundation after 50% of the units in that building are under sales contracts. The Company does, however, ordinarily attempt to maintain a predetermined inventory of homes in-process in order to match the construction times of homes with the mortgage application process and to accommodate customers who require immediate occupancy, such as relocation buyers. In addition, in order to permit construction and delivery of housing units on a year round basis, the Company, in anticipation of winter, will start construction of foundations prior to having signed sales contracts in affected market locations.

        Materials and Subcontractors

               The Company attempts to maintain efficient operations by utilizing standardized material available from a variety of sources. Prices for materials may fluctuate due to various factors, including demand levels or supply shortages. During 1995, major building material prices for lumber, asphalt and appliances remained flat while prices for concrete and plastic increased modestly. The price of gypsum increased sharply during the first half of the year and decreased gradually during the second half of the year.

               The Company contracts with numerous subcontractors representing all building trades in connection with the construction of its homes, and has established long-term relationships with a number of subcontractors. These subcontractors bid competitively for each phase of the work at each project and are selected based on quality, price and reliability. Subcontractor bids are solicited after an internal job cost budget estimate has been prepared based on estimated material quantities. These internal estimates serve as the formal baseline budget against which job cost performance is measured. Each division is responsible for contracting all work for each of its communities. Production costs are monitored monthly to assess variances from contracted amounts. The Company closely monitors subcontractor performance and expenditures on each community to assess project profitability. Additionally, the Company is generally able to obtain reduced prices from many of its subcontractors due to the high volume of work it provides to its subcontractors. Agreements with subcontractors are generally short-term, running from six to twelve months, and provide a fixed price for labor and materials.

               The Company has, from time to time, experienced minor temporary construction delays due to shortages of materials or availability of subcontractors. Such construction delays may extend the period of time between the signing of a purchase contract and the receipt of revenues by the Company at the time of delivery of the home to the buyer. To date, the Company has experienced no material adverse financial effects as a result of construction delays. Currently, sufficient materials and subcontractors are available to meet the Company's demands; however, the Company cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

        Sales and Marketing

               Each division establishes marketing objectives, determines retail pricing, formulates sales strategies and develops advertising programs, which in each case, are subject to periodic market analyses conducted by the division. The Company typically constructs, furnishes and landscapes model homes for each community and maintains an on-site sales office staffed with its own sales personnel. The Company makes use of newspaper, billboard and direct mail advertising, special promotional events and illustrated brochures in a comprehensive marketing program. In marketing its products, the Company emphases quality and value, and provides a 15 year limited warranty on its homes.

               During the fourth quarter of 1995, the "Your Home Your Way" customization program was introduced in order to make the products the Company builds more attractive to homebuyers by tailoring them to individual customer needs.

               The Company's sales personnel participate in an intensive sales training program to develop their skills and knowledge. The Company consults with these personnel in the product development process to obtain and consider feedback from customers and information with respect to the Company's competitors.

               Sales of the Company's homes are made pursuant to standard sales contracts that are customary in the markets served by the Company. Such contracts require a customer deposit (generally up to 5% of the base selling price unless limited by local law) at time of contract signing and provide the customer with a mortgage contingency. The contingency period typically is sixty (60) days following execution of the contract. In certain instances, contracts are contingent on the sale of a purchaser's existing home. In such cases, the Company retains the right to sell the home to a different buyer during the period in which the "house-to-sell" condition is not satisfied. The cancellation rate for new contracts signed was approximately 23% for fiscal 1995. Cancellation rates may vary from year to year. The Company attempts to limit cancellations by training its sales force to determine at the sales office the qualifications of potential homebuyers and by obtaining financial information about the prospective purchaser.

               At February 1, 1996, the Company employed 43 full-time and part-time sales personnel who are paid on a salary and/or sales commission basis. The Company also utilizes the services of independent real estate brokers through a cooperative broker referral plan.

        Customer Financing

               The Company sells its homes to customers who generally finance their purchase through conventional and government insured mortgages. The Company provides its customers with information on a wide selection of conventional mortgage products and various mortgage lenders to assist the homebuyer through the mortgage process. Mortgages arranged by mortgage providers in recent years have been mortgage loans underwritten and made directly by a lending institution to the customer. The Company is not liable for repayment of any mortgage loans.

        Backlog

               At November 30, 1995, the Company had a backlog of signed contracts for 166 homes with an aggregate sales price of $36.0 million as compared to a backlog of signed contracts for 419 homes with an aggregate sales price of $98.5 million at November 30, 1994. All of the November 30, 1995 backlog is expected to be completed and delivered by November 30, 1996. Backlog includes contracts containing financing and certain other contingencies, including, in certain instances, contracts which are contingent on the buyer selling their homes. Due to changes in product offerings, the uncertainty of future market conditions and the general economic environment, the sales backlog achieved in the current period may not be indicative of those to be realized in succeeding periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated herein by reference to the 1995 Annual Report to Shareholders.

        Residential Development

               The Company markets and sells varying types of residential homes ranging in base selling prices from $97,000 to $473,000. Current average base selling prices for the Company's homes are approximately $256,000 in New Jersey, $146,000 in Florida, and $229,000 in Chicago. Average base selling prices of homes sold in any period or unsold at any point in time will vary depending on the specific projects and style of homes under development. The Company continually monitors prevailing market conditions, including interest rates and the level of resale activity in the markets in which it operates. The Company may, from time to time, sell all or a portion of a residential project prior to its development by the Company.

           As of November 30, 1995, the Company had 20 residential communities open for sales which include an aggregate of 1,078 single family detached homes to be delivered. The following sets forth certain information as of November 30, 1995 with respect to communities being developed by each of the Company's operating divisions:

                                                                Homes
                                                              Delivered     Homes
                                   Year of   Lots     Homes   Yr. Ended     Under
                                    First    Ap-      Deliv-  November     Contract Unsold  Sales
                                   Delivery  proved    ered    30, 1995   (Backlog)   Lots   Price Range
Northeast                                      (a)                 (b)
Belmont at Steeplechase (Burlington) 1995      382      24          24         10     348 $169,990-$221,990
Burlington (Burlington Twp)          1990      433     394          73          6      33 $138,990-$164,990
Four Maples (Freehold)               1995       56      33          33          6      17 $303,990-$396,990
Jockey Club at Steeplechase (Burl.)  1995      177      47          47         21     109 $137,990-$161,990
Manalapan Chase (Manalapan)          1996       52       0           0          4      48 $311,990-$415,990
Monmouth Ridings (Howell)            1994      144      87          56         17      40 $179,990-$243,990
Oakleigh Farm (Buckingham PA)        1994       48      37          35          3       8 $269,990-$370,990
Regency Oaks (Marlboro)              1995       39      17          17          3      19 $333,990-$472,990
Sagewood (Mt. Laurel)                1994       50      42          19          3       5 $253,990-$367,990
Waterford Estates (W. Windsor)       1994       66      46          41          7      13 $344,990-$408,990
Woodside (Washington)                1994       68      54          45          9       5 $245,990-$308,990
       Total                                 1,515     781         390         89     645

Orlando, Florida
Beechwoods (Altamonte Springs)       1995       57      11          11          9      37 $131,990-$156,990
Cambridge Commons (Apopka)           1995       87      23          23          8      56 $ 96,990-$122,990
Churchill Downs (Orange)             1995       32       3           3          8      21 $121,990-$172,990
Crescent Park (Orlando)              1995      108      12          12         10      86 $153,990-$196,990
The Meadows (Oricho)                 1995       30       9           9          5      16 $140,990-$176,990
Saddlebrook (Ocoee/Windmere)         1995       32      18          18         10       4 $129,990-$183,990
Wekiva Park B (Apopka)               1994       42      31          15          1      10 $ 99,990-$120,990
       Total                                   388     107          91         51     230

Chicago, Illinois
Braeburn (Crystal Lake)              1995       41      10          10         14      17 $192,990-$227,990
Delaware Crossing (Gurnee)           1995       65      33          33          6      26 $195,000-$232,990
       Total                                   106      43          43         20      43

Other (Communities with less than
 5 unsold homes each)(c)                       216     209          42          6       1
       TOTAL                                 2,225   1,140         566        166     919

(a) Includes dwelling units completed and delivered, units under construction and units designated on subdivision or site plans where preliminary and final subdivision or site plan approvals, which in certain instances may be subject to the fulfillment of certain conditions imposed thereby, have been received. Also includes approximately 385 planned homes under option in 5 communities in New Jersey and Florida currently being developed and marketed by the Company, and will require cash of $3.1 million in 1996, $1.2 million in 1997 and $850,000 in 1998.
(b) Does not include 183 deliveries in 1995 from communities that have been fully delivered.
(c) Represents communities open with less than five homes unsold as of November 30, 1995.

        Land Inventory

               The Company acquires options or contingent purchase contracts on land where practicable and where market conditions and lending availability permit. In other instances, the Company has endeavored to acquire property either subject to purchase money mortgages, or on an installment method, with closings on a portion of a project on a periodic basis. In order to ensure the availability of land for future development, the Company believes it is necessary to control land in New Jersey at an earlier point in time than in other markets. As of November 30, 1995, if all of the options held by the Company were exercised and all of the contingent purchase contracts to which the Company is a party were closed, the Company would have sufficient land to maintain its anticipated level of deliveries for the next five years in the Northeast market. The Company believes that additional acquisitions will be required for anticipated deliveries in 1997 and beyond in the Florida market. The Company's revolving credit facility (the "Facility") contains provisions limiting the amount of land which the Company may acquire in any one year (other than land acquisitions utilizing proceeds of purchase money mortgages) to $18.8 million in 1996. In addition, the Facility provides that total expenditures with respect to projects which have not received all requisite development approvals cannot exceed $2 million without the consent of its lenders.

               The following table sets forth certain information, as of November 30, 1995, with respect to: (i) options held by the Company and contingent purchase contracts to which the Company is a party; and (ii) land owned by the Company with respect to which construction of homes has not commenced.

                                         Number of
                                         Proposed
                                         Residential   Planned
Northeast                                Communities  Homes (1)
 Under option. . . . . . . . . . . . . .     10          1,517
 Owned . . . . . . . . . . . . . . . . .     --             --
    Total. . . . . . . . . . . . . . . .     10          1,517
Orlando, Florida
 Under option. . . . . . . . . . . . . .      3            293
 Owned . . . . . . . . . . . . . . . . .      2            106
    Total. . . . . . . . . . . . . . . .      5            399

Combined Total . . . . . . . . . . . . .     15          1,916

        (1) Final development approvals have not been obtained with respect to certain properties included in the above table. Accordingly, the number of units approved for development, if any, may differ from the number of planned units reflected in the table. In addition, prior to exercising an option or closing a contingent purchase contract, the Company conducts feasibility studies and other analyses with respect to a proposed community. In certain instances, a determination may be made by the Company not to proceed with certain communities. Accordingly, no assurance can be given that the Company will ultimately pursue the development of every community reflected in the table above.

                During the second quarter of fiscal 1995, as a result of the consolidation of the New Jersey-North and New Jersey-South divisions and economic and market conditions, the Company decided not to incur further preacquisition costs on nine properties controlled under option. These actions resulted in a pre-tax charge of approximately $1.1 million.

                As of November 30, 1995, the Company held options or was a party to contingent contracts to purchase 13 parcels of land in New Jersey and Florida for which it has paid options fees and earnest money aggregating $2.2 million as of November 30, 1995. A total of 1,810 homes, of which 1,446 homes are single family and 364 are townhomes, are planned for these parcels. Through November 30, 1995, the Company has spent an additional $1.2 million in predevelopment costs on such land, which costs would not be recoverable in the event these options were not exercised or the contracts were not closed, as the case may be. Assuming that in each year the Company makes payments with respect to either options or contingent contracts, exercises options, or closes such contracts with respect to the minimum amount of land necessary to retain its rights to acquire the remainder of the subject properties, the aggregate amount required to retain or exercise such options or close or extend such contingent contracts in periods subsequent to November 30, 1995 is approximately $17.7 million in 1996, $12.4 million in 1997, $8.3 million in 1998, $2.3 million in 1999,
        $718,000 in 2000, and $1.5 million thereafter. In addition, the acquisition of two of such parcels will be financed through purchase money mortgages. The terms of payment call for mortgage releases as homes close in the communities with a minimum of: $1.2 million due in 1997, $1.1 million due in 1998, $450,000 due in 1999 and $450,000 due in 2000.
        Assuming the Company exercises such options and contingent contracts, the Company will be in a position to acquire title to approximately 554, 386, 393, 189, and 251 lots during fiscal years 1996 through 2000 respectively, and 37 lots thereafter.

        Commercial Land and Buildings

                The Company currently owns a 12,800 square foot office building in Manalapan, Monmouth County, New Jersey.
        Pursuant to management's continued focus on it's core homebuilding business, the Company sold two of its commercial properties in 1995 for approximately $8.1 million which reduced related mortgages payable of $6.9 million. The sales resulted in an aggregate pre-tax gain of approximately $500,000 and provided approximately $850,000 of additional cash for operations after retirement of the mortgage debt.

                In addition, the Company owns certain undeveloped properties in New Jersey, Florida, California and Pennsylvania. These properties include 60 acres of commercial property in Manalapan, New Jersey, 27 acres consisting of three parcels in Orange County, Florida and five other properties, two in Pennsylvania, two in New Jersey and one in California. Each of these properties are currently available for sale.

        Joint Ventures

                The Company has historically participated in joint ventures engaged in land and residential housing development. The Company currently has a 50% equity interest in one joint venture formed to develop and market an 80 unit townhouse project in Maryland which delivered 75 homes through November 30, 1995. In addition, $550,000 of the amount reflected on the Company's Consolidated Balance Sheet at November 30, 1995 as Investments in Joint Ventures is held as collateral to secure letters of credit issued for the benefit of this joint venture.

                Talcon, L.P., a Delaware limited partnership
        ("Talcon") was formed by the Company in 1987 to succeed to its interest in certain joint ventures. In January 1994, Calton Capital, Inc. (a wholly owned subsidiary of Calton and the general partner of Talcon) determined that it was no longer in the best interest of Talcon or its partners to continue Talcon's business and dissolved the partnership. In 1995, the Company received $890,000 of payments in full satisfaction of Talcon's debt obligations to the Company.

        Competition

                The Company's business is highly competitive. Homebuilders compete for desirable properties, financing, raw materials and skilled labor among other things. The Company competes in each of the geographic areas in which it operates with numerous real estate developers, ranging from small local to larger regional and national builders and developers, some of which have greater sales and financial resources than the Company. Resales of housing provide additional competition. The Company competes primarily on the basis of value, reputation, price, location, design, quality and amenities.

        Regulation and Environmental Matters

                The Company is subject to various local state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of its communities in certain states and localities in which it operates even if any or all necessary government approvals have been obtained. Generally, the Company must obtain numerous government approvals, licenses, permits, and agreements before it can commence development and construction. Certain governmental authorities impose fees as a means of defraying the cost of providing certain governmental services to developing areas, or have required developers to donate land to the municipality or make certain off-site land improvements. The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities or inadequate road capacity.

                The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs, and can prohibit or severely restrict development in certain environmentally sensitive regions or areas. For example, in July 1987, New Jersey adopted the Fresh Water Wetlands Protection Act which restricts building in or near certain protected geographic areas designated as fresh water wetlands. The preservation of wetlands located within a project may lessen the number of units that may be built in a particular project. The Company has planned all of its projects containing wetlands to comply with the regulations adopted under the Fresh Water Wetlands Protection Act and does not believe that this legislation will adversely affect its present development activities in New Jersey.

                The State of Florida has adopted a wide variety of other environmental protection laws. The laws regulate developments of substantial size and developments in or near certain specified geographic areas within the State of Florida, including the Big Cypress, Green Swamp and Florida Keys areas, imposing requirements for development approvals which are more stringent than those which the Company would have to meet in Florida for development outside of these geographic areas. Further, the State of Florida regulates certain types of developments located in or near certain types of geographic areas, plant life or animal life. The Company does not believe that any land owned by it that is planned for development is the site of any protected plant or animal life. Although the Company owns land in or near certain protected types of geographic areas, the Company designs its various communities to avoid disturbing such areas so that certain regulations with respect to these areas are not applicable. When the Company undertakes development activity in or near or which may have an impact on any protected areas, it is required to satisfy more stringent requirements for developmental approval than would otherwise be applicable. In addition, the laws of the State of Florida require the use of construction materials which reduce the energy consumption required for heating and cooling.

                The Florida Growth Management Act of 1985 requires that an infrastructure, including roads, sewer and water lines, must be in existence concurrently with the construction of the development. If such infrastructure will not be concurrently available, then the project cannot be developed. This will have an effect on limiting the amount of land available for development and may delay construction and completion of some developments.

                In July 1985, New Jersey adopted the Fair Housing Act which established an administrative agency to adopt criteria by which municipalities will determine and provide for their fair share of low and moderate income housing ("Mt. Laurel" housing). This agency promulgated regulations with respect to such criteria effective August 1986. The Fair Housing Act could result in the reduction in the number of homes available for future New Jersey properties acquired.

                The Company may be required to set aside Mt. Laurel housing in certain municipalities in which it owns or has the right to acquire land. In order to comply with such requirements, the Company may be required to (i) sell some homes at prices which would result in no gain or loss and an operating margin less than would have resulted otherwise, or
        (ii) contribute to public funding of affordable housing, which contribution will increase the costs of homes to be developed in a community. The Company attempts to recover some of these potential losses or reduced margins through increased density, certain cost saving construction and land development measures and reduced land prices for the sellers of property.

                Despite the Company's past ability to obtain necessary permits and development approvals for its communities, it can be anticipated that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although the Company cannot predict the effect of these requirements, they could result in time consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could materially adversely affect the Company. In addition, the continued effectiveness of permits already granted or development approvals already obtained is dependent upon many factors, some of which are beyond the Company's control, such as changes in policies, rules and regulations and their interpretation and application.

                The foregoing does not purport to be a full description of all of the legislation and regulations impacting the business of the Company. The Company may be subject to numerous other governmental rules and regulations regarding building standards, labor practices, environmental matters and other aspects of real estate development in each jurisdiction in which it does business.

        Employees

                As of February 1, 1996, the Company employed approximately 112 full-time personnel, including 15 corporate employees, 58 employees in the Northeast Division, 32 employees in the Florida Division and 7 employees in the Chicago Division. The Company also employs approximately 23 part-time employees in various locations. The Company believes its employee relations are satisfactory.

Item 2.  COMPANY FACILITIES

                The Company leases approximately 19,413 square feet of office space (of which 3,629 square feet are sublet to tenants) and 6,200 square feet of storage space in a two-story office building in Manalapan, New Jersey, which houses the Company's corporate headquarters and its Northeast division. In addition, the Company leases 7,200 square feet of office space in Florida and 2,400 square feet of office space in Illinois. Management believes that these arrangements provide adequate space for the Company to conduct its operations.

                The Company also has remote sales offices and construction offices on each of its project sites, some of which include mobile units which are leased for terms varying from one month to one year. From time to time the Company also leases model homes in some of its communities which the Company has previously sold to third parties under a lease-back arrangement. The current leases on model homes do not obligate the Company beyond six months.

Item 3.  LEGAL PROCEEDINGS

                In July 1994, an action was filed against Calton Homes, Inc., the Township of Plainsboro, New Jersey and its planning board, certain real estate brokers and certain unnamed officers of Calton Homes, Inc., by approximately 60 purchasers in the Company's Princeton Manor development seeking compensatory and punitive damages arising out of an alleged failure to disclose that a portion of the property adjacent to the community could be developed by Plainsboro Township as a public works site. The Company is vigorously contesting this matter and, although there can be no assurances, does not believe that the case will have any material effect on the financial condition or results of operations of the Company. In addition, the Company believes that it is contractually entitled to indemnification from Plainsboro Township in the event that any liability should arise.

                Calton and its subsidiaries are involved from time to time in routine litigation. Management does not believes that any of this litigation is material to the financial condition or results of operations of Calton and its subsidiaries on a combined basis.

                Calton's by-laws contain provisions which provide indemnification rights to officers, directors and employees under certain circumstances with respect to liabilities and damages incurred in connection with any proceedings brought against such persons by reason of their being officers, directors or employees of Calton.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                The Executive officers of the Company as of February 1, 1996 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table.

                  Name                Age                Position

        Anthony J. Caldarone           58         Chairman, President and Chief
                                                  Executive Officer

        Robert A. Fourniadis           38         Senior Vice President-Legal
                                                  and Secretary

        Bradley A. Little              44         Senior Vice President-Finance,
                                                  Treasurer and Chief
                                                  Financial Officer

                Mr. Caldarone was reappointed as Chairman, President and Chief Executive Officer of Calton in November 1995, having previously served in such capacities from the inception of the Company in 1981 through May 1993 when the Company consummated the Reorganization. From June 1993 through October 1995, Mr. Caldarone served as a Director of the Company.

                Mr. Fourniadis was named Senior Vice President, Secretary and Corporate Counsel of Calton in June 1993 following the consummation of the Reorganization. Prior thereto, Mr. Fourniadis served as Vice President and Corporate Counsel of Calton Homes from 1988 to 1993.

                Mr. Little was named Senior Vice President, Treasurer and Chief Financial Officer of Calton in June 1993 following the consummation of the Reorganization. Prior thereto, Mr. Little had served as Vice President of Accounting of Calton from 1989 to June 1993.


                                             PART II

Item 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

                Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1995 and 1994 and the number of holders of Common Stock is presented on page 24 of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

                The Company has not paid dividends on its capital stock in the past. In addition, the terms of the Facility prohibits the payment of dividends.


Item 6.         SELECTED FINANCIAL DATA

                The financial highlights data is presented on page one of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.



Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

                The information required by this item is presented on pages 5 through 11 of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The consolidated financial statements, including the Report of Independent Accountants thereon and the unaudited Quarterly Financial Results, are presented on pages 12 through 24 of the 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9.         CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

                None.

                                            PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Information relating to Directors is incorporated herein by reference to "Election of Directors" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


Item 11.        EXECUTIVE COMPENSATION

                Information pertaining to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996.


Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

                Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Shareholders" and "Security Ownership of Management" from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

                Information relating to this item is incorporated herein by reference to "Talcon, L.P. Transactions" and "Certain Relationships and Related Party Transactions" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1996.

                                             PART IV

Item 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                       REPORTS ON FORM 8-K
                                                                         Page


   (a)  1. and 2. Financial statements and financial statement schedules

                  Reference is made to the Index of
                  Financial Statements and Financial
                  Statement Schedules hereinafter contained          F-1

        3.        Exhibits

                  Reference is made to the Index of
                  Exhibits hereinafter contained                     F-5
                                                                     and
                                                                     F-6

        (b)       Reports on Form 8-K

                 (i) On October 25, 1995, the Company filed a report on Form 8-K to report the resignation of Anthony J. Caldarone, as a Director of Calton, Inc. effective October 24, 1995.

                 (ii) On November 21, 1995, the Company filed a report on Form 8-K to report (a) a material change in stock ownership and voting rights of the Company; (b) the election of Anthony J. Caldarone to President, Chief Executive Officer and Chairman of the Board of Directors of the Company; (c) the resignation of Douglas T. Noakes as President, Chief Executive Officer and Director of the Company; and (d) the resignation of certain Board Members and the election of one Board Member.



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              CALTON, INC.
                              (Registrant)

                      By:     /s/ Bradley A. Little
                              BRADLEY A. LITTLE,
                              Senior Vice President-Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                  Title                  Date
/s/ Anthony J. Caldarone   Chairman, Chief        February 28, 1996
(Anthony J. Caldarone)     Executive Officer
                           and President
                           (Principal Executive
                           Officer)

/s/ Bradley A. Little      Senior Vice President  February 28, 1996
(Bradley A. Little)        Finance & Treasurer
                           (Principal Financial
                           & Accounting Officer)

/s/ J. Ernest Brophy       Director               February 28, 1996
(J. Ernest Brophy)

/s/ Mark N. Fessel         Director               February 28, 1996
(Mark N. Fessel)

/s/ Frank Cavell Smith, Jr.  Director             February 28, 1996
(Frank Cavell Smith, Jr.)

                                 CALTON, INC. AND SUBSIDIARIES
                                INDEX TO FINANCIAL STATEMENTS AND
                                  FINANCIAL STATEMENT SCHEDULES


                                                                        Page
                                                                       Number

Consolidated Balance Sheet at November 30, 1995 and 1994. . . . . . . . . . *

Consolidated Statement of Income for the years ended
  November 30, 1995 and 1994, and the six month
  periods ended November 30, 1993 and May 31, 1993  . . . . . . . . . . . . *

Consolidated Statement of Cash Flows for the years
  ended November 30, 1995 and 1994, and the six
  month periods ended November 30, 1993 and May 31, 1993  . . . . . . . . . *

Consolidated Statement of Shareholders' Equity for the
  years ended November 30, 1995 and 1994, and the six
  month periods ended November 30, 1993 and May 31, 1993  . . . . . . . . . *

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . *

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . *,F-2

Consent of Independent Accountants . . . . . . . . . . . . . . . . . . . . F-3

Schedules**

II-Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . F-4

       * The financial statements and notes thereto together with the Report of Independent Accountants on pages 12 through 24 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

       ** Schedules other than the schedule listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the consolidated financial statements of Calton, Inc. and Subsidiaries, dated January 12, 1996, on our audits of the consolidated financial statements which includes an explanatory paragraph regarding the financial statements at May 31, 1993 being reflected at estimated fair market value in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 and the financial statements for the years ended November 30, 1995 and 1994 and the six month period ended November 30, 1993 are not comparable to May 31, 1993 and prior thereto, has been incorporated by reference in this Form 10-K from page 24 of the 1995 Annual Report to Shareholders of Calton, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                    Coopers & Lybrand L.L.P.
                    /s/Coopers & Lybrand

Princeton, New Jersey
January 12, 1996

            CONSENT OF INDEPENDENT ACCOUNTANTS






We consent to the incorporation by reference in the Registration Statements of Calton, Inc. and Subsidiaries on Form S-8 (Nos. 33-35176 and 33-75184) of our report which includes an explanatory paragraph regarding the financial statements at May 31, 1993 being reflected at estimated fair market value in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 and the financial statements for the years ended November 30, 1995 and 1994 and the six month period ended November 30, 1993 are not comparable to May 31, 1993 and prior thereto, dated January 12, 1996 on our audits of the consolidated financial statements and financial statement schedules of Calton, Inc. and Subsidiaries as of November 30, 1995 and 1994 and for the years ended November 30, 1995 and 1994 and the six month periods ended November 30, 1993 and May 31, 1993 which report has been incorporated by reference in this Annual Report on Form 10-K.







                            Coopers & Lybrand L.L.P.
                            /s/Coopers & Lybrand

Princeton, New Jersey
February 27, 1996


SCHEDULE II

CALTON, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)

                                              Additions
                           Balance at  Charged to   Charge to               Balance
                           Beginning   Costs and    Other                   At End
   Description             of Period    Expenses    Accounts    Deductions  of Period
Six month period ended
 May 31, 1993:
Net realizable value
 reserves for inventory     $12,884     $ 2,200     $23,517 (A) $38,601 (B) $    --
Valuation allowance for net
 deferred tax asset         $21,798     $18,722 (C) $    --     $    --     $40,520
Six month period ended
 November  30, 1993:
Net realizable value
 reserves for inventory      $    --    $    --     $    --     $    --     $    --
Valuation allowance for net
 deferred tax asset          $40,520    $    --     $ 1,451     $ 2,606     $39,365
Year ended November 30, 1994:
Net realizable value
 reserves for inventory      $    --    $   400     $    --     $    --     $   400
Valuation allowance for net
 deferred tax asset          $39,365    $    --     $    --     $ 2,473     $36,892
Year ended November 30, 1995:
Net realizable value
 reserves for inventory      $   400    $ 1,593     $    --     $    --     $ 1,993
Valuation allowance for net
 deferred tax asset          $36,892    $    --     $    --     $18,245 (D) $18,647


(A) Represents $23,517,000 of fresh-start reserves charged to Reorganization Costs.

(B) Represents the revaluation of inventory to reflect estimated fair market value in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7.

(C) Represents amounts attributable to pre-reorganization deductible temporary differences.

(D) Represents the impact of the recalculation of the Section 382 limitation and the utilization against taxable income attributable to Talcon, L.P.

                                 INDEX TO EXHIBITS

   2. Plan of Reorganization of the Registrant and Subsidiaries incorporated by reference to Exhibit 2 to Amendment No. 1 to Form S-1 Registration Statement under the
         Securities act of 1933, Registration No. 33-60022.

   3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022 and Certificate Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit
         3(b) to Form S-1 Registration Statement under the Securities
         Act of 1933, Registration No. 33-76312.

   3.2   By Laws of Registrant, as amended, incorporated by reference to
         Exhibit 3.1 of Form 10-K of Registrant for the fiscal year ended November 30, 1990.

   4. Amended and Restated Loan and Security Agreement dated as of May 28, 1993, among the Registrant, Calton Funding, Inc. and a group of financial institutions, incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, the First, Second and Third Amendments to such Amended and Restated Loan and Security Agreement, incorporated by reference to Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November
         30, 1993, Fourth Amendment to such Amended and Restated Loan
         Agreement, incorporated by reference to Exhibit 10.7(b) to Amendment No. 2 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312,Fifth Amendment to such Amended and Restated Loan and Security Agreement incorporated by reference to
         Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November 30, 1994, Sixth Amendment to such Loan and Security Agreement and Seventh Amendment to such Loan and Security Agreement.

  10.1 Registration Rights Agreement dated as of May 28, 1993 between the Registrant and certain securityholders, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022.

(*)10.3  Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan.

(*)10.4 Incentive Compensation Plan of Registrant incorporated by reference to Exhibit 10.4 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.

(**)10.5 Executive Employment Agreement dated as of January 26, 1994 between Registrant and Douglas T. Noakes incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1993 and Amendment thereto dated November 21, 1995.

(*)10.6 Severance Policy for Senior Executives of Registrant incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.

(**)10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone.

(**)10.8 Supplemental Executive Compensation Agreement dated as of May
         12, 1995 between the Registrant and Douglas T. Noakes.

(**)10.9 Supplemental Executive Compensation Agreement dated as of May
         12, 1995 between the Registrant and Bradley A. Little. An agreement substantially identical in term and content and executed by the Registrant and Robert A. Fourniadis has not been reproduced herein.

  13. Certain pages of Registrant's 1995 Annual Report to Shareholders which, except for those portions expressly incorporated herein by reference, are not deemed filed a part hereof.

  21.    Subsidiaries of the Registrant.

  27.    Financial Data Schedule.






 (*) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form

                 10-K SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549



                           EXHIBITS

                         filed with

                        ANNUAL REPORT

                            on

                         FORM 10-K




                        CALTON, INC.

                            1995