Form 10-Q
period 1996-02-29
CALTON INC
filed 1996-04-12
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended February 29, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes   X    No


As of March 31, 1996, 26,511,000 shares of Common Stock were outstanding.


                       CALTON, INC. AND SUBSIDIARIES

                                   INDEX


                                                                 Page No.

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  February 29, 1996 and November 30, 1995. . . . . . .3

                  Consolidated Statement of Income for the
                  Three Months Ended February 29, 1996 and 1995. . . .4

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended February 29, 1996 and 1995. . . .5

                  Consolidated Statement of Changes in
                  Shareholders' Equity for the Three
                  Months Ended February 29, 1996 . . . . . . . . . . .6

                  Notes to Consolidated Financial Statements . . . .7-8


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . 9-11


PART II. Other Information


         Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

     Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and project development, availability of working capital and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       CALTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                                February 29,   November 30,
                                                    1996           1995
                                                 (Unaudited)
Assets
  Cash and cash equivalents. . . . . . . . . . $  4,524,000   $  5,161,000
  Receivables. . . . . . . . . . . . . . . . .    4,834,000      8,964,000
  Inventories. . . . . . . . . . . . . . . . .   68,716,000     64,246,000
  Commercial land and buildings. . . . . . . .    9,451,000      9,439,000
  Investments in joint ventures. . . . . . . .      850,000        850,000
  Prepaid expenses and other assets. . . . . .    2,443,000      2,756,000

    Total assets . . . . . . . . . . . . . .   $ 90,818,000   $ 91,416,000

Liabilities and Shareholders' Equity
  Revolving credit agreement . . . . . . . . . $ 47,000,000   $ 45,000,000
  Mortgages payable. . . . . . . . . . . . . .    3,260,000      1,227,000
  Accounts payable . . . . . . . . . . . . . .    2,802,000      3,270,000
  Accrued expenses and other liabilities . . .   11,976,000     14,906,000

    Total liabilities. . . . . . . . . . . . .   65,038,000     64,403,000

Commitments and contingencies

Shareholders' equity
  Common stock . . . . . . . . . . . . . . . .      265,000        264,000
  Paid in capital. . . . . . . . . . . . . . .   22,237,000     22,822,000
  Retained earnings. . . . . . . . . . . . . .    3,278,000      3,927,000

    Total shareholders' equity . . . . . . . .   25,780,000     27,013,000

    Total liabilities and
      shareholders' equity . . . . . . . . . . $ 90,818,000   $ 91,416,000


        See accompanying notes to consolidated financial statements.


                       CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   Three Months Ended February 29, 1996
                           and February 28, 1995
                                (Unaudited)


                                                    1996          1995
Revenues . . . . . . . . . . . . . . . . . . .  $ 19,456,000  $ 38,215,000

Costs and expenses
  Cost of revenues . . . . . . . . . . . . . .    17,382,000    33,804,000
  Selling, general and administrative. . . . .     3,094,000     4,788,000
                                                  20,476,000    38,592,000

Loss from operations . . . . . . . . . . . . .    (1,020,000)     (377,000)

Interest expense, net. . . . . . . . . . . . .       246,000       358,000

Loss before income taxes . . . . . . . . . . .    (1,266,000)     (735,000)

Benefit for income taxes . . . . . . . . . . .      (617,000)     (360,000)

Net loss . . . . . . . . . . . . . . . . . . .  $   (649,000) $   (375,000)

Loss per share . . . . . . . . . . . . . . . .  $       (.02) $       (.01)

Weighted average number of
  shares outstanding . . . . . . . . . . . . .    26,431,000    26,088,000


        See accompanying notes to consolidated financial statements.


                       CALTON, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   Three Months Ended February 29, 1996
                           and February 28, 1995
                                (Unaudited)


                                                    1996           1995
Cash Flows from Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . $   (649,000)  $   (375,000)
  Adjustments to reconcile net loss to
   net cash used by operating activities
     Benefit for income taxes. . . . . . . . .     (617,000)      (360,000)
     Issuance of stock under 401(k) Plan . . .       33,000         76,000
     Depreciation and amortization . . . . . .      241,000        358,000
     Decrease in receivables . . . . . . . . .    4,130,000      2,338,000
     (Increase) decrease in inventories. . . .   (2,565,000)     1,440,000
     Decrease (increase) in prepaid
      expenses and other assets. . . . . . . .      228,000       (525,000)
     Decrease in accounts payable,
      accrued expenses and other
      liabilities. . . . . . . . . . . . . . .   (3,393,000)    (5,025,000)
                                                 (2,592,000)    (2,073,000)

Cash Flows from Financing Activities
  Proceeds under Revolving Credit
   Agreement . . . . . . . . . . . . . . . . .    2,000,000      1,000,000
  Repayments of mortgages payable . . . . . .       (45,000)       (66,000)
                                                  1,955,000        934,000

Net decrease in cash and cash equivalents. . .     (637,000)    (1,139,000)
Cash and cash equivalents at beginning
 of period . . . . . . . . . . . . . . . . . .    5,161,000      5,759,000

Cash and cash equivalents at end
 of period . . . . . . . . . . . . . . . . . . $  4,524,000   $  4,620,000


        See accompanying notes to consolidated financial statements.


                       CALTON, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   Three Months Ended February 29, 1996
                                (Unaudited)


                           Common        Paid In      Retained
                           Stock         Capital      Earnings      Total
Balance,
 November 30, 1995 . .$   264,000    $22,822,000   $ 3,927,000   $27,013,000

Net loss . . . . . . .         --             --      (649,000)     (649,000)

Benefit for income
 taxes . . . . . . . .         --       (617,000)           --      (617,000)

Issuance of stock
 under 401(k) Plan . .      1,000         32,000            --        33,000

Balance,
 February 29, 1996 . .$   265,000    $22,237,000   $ 3,278,000   $25,780,000


        See accompanying notes to consolidated financial statements.


                       CALTON, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.  Basis of Presentation

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1995. Operating results for the three month period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The provisions of this statement are effective for fiscal years beginning after December 15, 1995. If the Company adopted this statement currently, it would not have a material effect on the Company's financial position or results of operations.



2. Inventories

 Inventories consist of the following (amounts in thousands):

                                                February 29,  November 30,
                                                    1996           1995
Land and land development costs. . . . . . . .  $    23,699   $     20,496
Homes, lots and improvements in production . .       39,802         39,251
Land purchase options and costs of projects
 in planning . . . . . . . . . . . . . . . . .        5,215          4,499
                                                $    68,716   $     64,246

 Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

 The Company acquired a parcel of land in the Northeast in the first quarter totaling $4,300,000, of which a $2,100,000 purchase money mortgage was issued.

 Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three month periods ended February 29, 1996 and February 28, 1995 is as follows (amounts in thousands):

                                                     1996          1995
Interest expense incurred. . . . . . . . . . . .  $   1,348   $      1,777
Interest capitalized . . . . . . . . . . . . . .     (1,045)        (1,307)
   Interest expense-net. . . . . . . . . . . . .        303            470

Capitalized interest amortized in cost
 of revenues . . . . . . . . . . . . . . . . . .        584          1,000

Interest cost reflected in pre-tax loss. . . . .  $     887   $      1,470




3. Shareholders' Equity

 In January 1996, the Compensation Committee of the Company's Board of Directors approved the grant to certain employees of the Company of options to acquire 220,000 shares of Common Stock under the Company's Amended and Restated 1993 Non-Qualified Stock Option Plan. Each of such options has an exercise price of $.3125 per share, the fair market value of the Common Stock on the date of grant, and a term of ten years. In addition, the Company's Board of Directors approved the grant to Anthony J. Caldarone, Chairman, President and Chief Executive Officer of the Company, of incentive stock options to acquire 500,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan at an exercise price of $.34375 per share, (110% of the fair market value of the Common Stock on the date of grant). The grant of the options to Mr. Caldarone is subject to the approval of the Company's shareholders of a proposal to adopt the 1996 Equity Incentive Plan which is being presented at the Company's 1996 Annual Meeting of Shareholders scheduled for April 23, 1996. If such proposal is approved, the options granted to Mr. Caldarone will have a term of five years.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Revenues for the three months ended February 29, 1996 were $19.5 million compared to revenues of $38.2 million for the same period in 1995. Deliveries of 92 homes resulted in housing revenues of $19.4 million for the three months ended February 29, 1996. For the comparable period of 1995, the Company delivered 179 homes which generated $37.8 million of housing revenues. The decrease of $18.4 million is primarily due to a forty-nine (49%) decrease in the number of homes delivered, principally due to fewer communities open for sales and deliveries primarily due to the consolidation of operations in the Northeast in March 1995 and the timing of communities open for sales and deliveries in the Florida division. In addition, record breaking snow storms impacted the Northeast in the first quarter of fiscal 1996. Home deliveries in the Northeast will be pushed into the later part of fiscal 1996 as a result of the winter weather conditions. Average revenue per home delivered for the first quarter of fiscal 1996 of $211,000 was approximately the same as the prior year, primarily due to a similar mix of homes delivered.

 The Company's gross profit margin on homes delivered was approximately 11% for both the three month periods ended February 29, 1996 and 1995. Current gross profit levels continue to be negatively impacted by a number of factors, including increased carrying costs and higher land costs incurred in refilling the Company's land pipeline which was depleted prior to the 1993 Reorganization. These higher costs could not be entirely passed along to buyers in an increasingly competitive market. The number and average selling prices of homes sold and delivered and gross profit realized in the first quarter of 1996 may not be indicative of future results, due to prevailing economic and housing market conditions, consumer confidence, the timing of land acquisition and project development, the type of homes sold, labor and material costs and interest rates.

 Selling, general and administrative expenses decreased by $1.7 million to $3.1 million in the first quarter ended February 29, 1996 compared with $4.1 million in the same period of 1995. The reduction is primarily due to lower levels of home deliveries, advertising and employees, while the first quarter 1995 results included a $200,000 special charge from staff reductions and consolida tion of operations in the Northeast.

Gross interest cost was approximately $1.3 million for the three month period ended February 29, 1996, compared to $1.8 million in the corresponding period of the prior year. The decrease in gross interest cost resulted from lower debt levels offset to a lesser extent from higher interest rates charged on the Company's revolving credit agreement. Interest capitalized in the three month period ended February 29, 1996 was $1.0 million compared to $1.3 million in the corresponding period of the prior year, primarily as a result of decreased inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

 As a result of the above factors, the Company reported a net loss of $649,000 ($.02 per share) for the three month period ended February 29, 1996, compared to net loss of $375,000 ($.01 per share) for the corresponding period of the prior year. Included in the net loss is a benefit for income taxes of $617,000 for the three months ended February 29, 1996. The Company utilized an effective tax rate benefit of 49% based on estimates of annual results for 1996.

 At February 29, 1996, the backlog of homes under contract totalled 197 having an aggregate dollar value of $40.5 million, reflecting decreases in the number of homes in backlog and in backlog value of 39% and 49%, respectively, as compared to the levels at February 28, 1995 of 323 having an aggregate dollar value of $80.1 million. Prior year results benefited from a greater number of communities open for sales in the Northeast from operating two divisions, and the effects of an increasing interest rate environment which may have acceler ated home purchase decisions in 1994 that resulted in higher backlog levels entering the first quarter of 1995. The Company continues to be impacted by a sluggish economy, especially in the markets served in the Northeast. Net sales activity for the quarter was 123 contracts for $23.9 million compared to 83 contracts for $19.4 million for the corresponding period of the prior year. The current quarter of sales activity reflects the Company's opening of three new communities, two in Florida and one in the Northeast. The average price per home in backlog at February 29, 1996 decreased to $205,000 compared to $248,000 at February 28, 1995 primarily due to the backlog in the Florida division representing a higher proportion of the total backlog at February 29, 1996. The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including, in certain instances, contracts that are contingent on the purchasers selling their existing homes. Due to changes in product offerings, the uncertainty of future market condi tions and the general economic environment, the sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods.

LIQUIDITY AND CAPITAL RESOURCES

 In February 1996, the Company amended its revolving credit agreement (the "Facility") to meet anticipated operating results through the remainder of the term of the Facility. In conjunction with the Company's decision to exit from the Chicago market, the amended Facility will permit borrowings of up to $55.0 million until November 1, 1996, when the commitment is reduced to $50.0 million, subject to borrowing base and other limitations. The amended Facility increased the interest rate charged to the Company to the lender's prime rate (8.25% at February 29, 1996) plus two percent (2%). The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization and borrowing availability under the Facility will provide sufficient capital to support the Company's operations and near term plans through the term of the Facility. However, the Company will have to seek an extension of the Facility or arrange replacement financing prior to the expiration of the Facility on February 28, 1997. As of February 29, 1996, approximately $1.9 million was available to be borrowed under the Facility. The unused Facility commitment of $6.5 million is available as of February 29, 1996 to the Company for investment in inventory that results in the corresponding growth of its borrowing base.

 Interest rate increases will continue to impact the Company's cost of capital and related costs. Increases in capitalized interest could reduce the future gross profit levels assuming no relative increases in housing selling prices.

Cash Flows from Operating Activities

 Inventories amounted to $68.7 million at February 29, 1996 compared to $64.2 million at November 30, 1995. The increase in inventory of $4.5 million since November 30, 1995 is attributable to the acquisition of new land primarily in the Northeast of which $2.1 million was financed by a purchase money mortgage. The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisition of such properties. In addition, borrowings from the Facility will be utilized for acquisitions as needed, and to the extent available. Also, options will be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline. The Facility requires approval of the Lenders for land acquisitions.

 The decrease in receivables of $4.1 million from $8.9 million at November 30, 1995 to $4.8 million at February 29, 1996 is attributable to the timing of home closings.

 A $3.0 million decrease in accrued expenses and other liabilities from November 30, 1995 to February 29, 1996 is attributable to a decreased level of homebuilding operations during the first quarter of 1996 and the payment of severance to the Company's former President.

Cash Flows from Financing Activities

 The aggregate principal amount of loans outstanding under the Facility was $47.0 million at February 29, 1996 compared to $45.0 million at November 30, 1995. In addition, mortgages payable increased by $2.1 million to partially fund the acquisition of one new community in the Northeast. The additional borrowings under the Facility were utilized to purchase land, primarily in the Northeast.


                         PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

         A)  Exhibits

             27. Financial Data Schedule as of February 29, 1996.

         B)  Reports on Form 8-K

             None.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Calton, Inc.
                             (Registrant)


                        By:  /s/ Bradley A. Little
                             Bradley A. Little
                             Senior Vice President-Finance, Treasurer
                             and Chief Financial Officer
                             (Principal Financial and Accounting Officer)


Date:  April 12, 1996