Form 10-Q
period 1996-05-31
CALTON INC
filed 1996-07-12
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter ended May 31, 1996

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


As of July 1, 1996, 26,519,000 shares of Common Stock were outstanding.
                                   -1-


                       CALTON, INC. AND SUBSIDIARIES

                                   INDEX


                                                                 Page No.

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  May 31, 1996 and November 30, 1995. . . . . . . . . . . . . 3

                  Consolidated Statement of Operations for the
                  Three Months Ended May 31, 1996 and 1995. . . . . . . . . . 4

                  Consolidated Statement of Operations for the
                  Six Months Ended May 31, 1996 and 1995. . . . . . . . . . . 5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended May 31, 1996 and 1995. . . . . . . . . . . 6

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Six Months Ended May 31, 1996. . . . . . . . 7

                  Notes to Consolidated Financial Statements. . . . . . . .8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . . . .11-14

PART II. Other Information

         Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 15

         Item 4.  Submission of Matters to a Vote of Securityholders . . . . 15

         Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16



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

                               -2-


                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       CALTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET


                                                  May 31,      November 30,
                                                   1996            1995
                                                -----------     -----------
                                                (Unaudited)
Assets
 Cash and cash equivalents. . . . . . . . . . . $ 4,764,000     $ 5,161,000
 Receivables. . . . . . . . . . . . . . . . . .   5,783,000       8,964,000
 Inventories. . . . . . . . . . . . . . . . . .  67,808,000      64,246,000
 Commercial land and buildings. . . . . . . . .   9,481,000       9,439,000
 Prepaid expenses and other assets. . . . . . .   2,287,000       3,606,000
                                                -----------     -----------

   Total assets . . . . . . . . . . . . . . . . $90,123,000     $91,416,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
 Revolving credit agreement . . . . . . . . . . $45,000,000     $45,000,000
 Mortgages payable. . . . . . . . . . . . . . .   3,259,000       1,227,000
 Accounts payable . . . . . . . . . . . . . . .   3,209,000       3,270,000
 Accrued expenses and other liabilities . . . .  13,542,000      14,906,000
                                                -----------     -----------

   Total liabilities. . . . . . . . . . . . . .  65,010,000      64,403,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
 Common stock . . . . . . . . . . . . . . . . .     265,000         264,000
 Paid in capital. . . . . . . . . . . . . . . .  21,864,000      22,822,000
 Retained earnings. . . . . . . . . . . . . . .   2,984,000       3,927,000
                                                -----------     -----------

   Total shareholders' equity . . . . . . . . .  25,113,000      27,013,000
                                                -----------     -----------

   Total liabilities and shareholders' equity . $90,123,000     $91,416,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                                   -3-

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended May 31,
                                  (Unaudited)


                                                    1996          1995
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $28,675,000     $38,836,000

Costs and expenses
 Cost of revenues . . . . . . . . . . . . . . .  25,220,000      34,433,000
 Selling, general and administrative. . . . . .   3,848,000       4,450,000
                                                -----------     -----------
                                                 29,068,000      38,883,000
                                                -----------     -----------

Loss from operations. . . . . . . . . . . . . .    (393,000)        (47,000)

Interest expense, net . . . . . . . . . . . . .     276,000         573,000
                                                -----------     -----------

Loss before income taxes. . . . . . . . . . . .    (669,000)       (620,000)

Benefit for income taxes. . . . . . . . . . . .    (375,000)       (304,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . . $  (294,000)    $  (316,000)
                                                ===========     ===========

Loss per share. . . . . . . . . . . . . . . . . $      (.01)    $      (.01)
                                                ===========     ===========

Weighted average number of
 shares outstanding . . . . . . . . . . . . . .  26,512,000      26,222,000



         See accompanying notes to consolidated financial statements.
                               -4-


                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            Six Months Ended May 31,
                                  (Unaudited)


                                                    1996          1995
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $48,131,000     $77,051,000

Costs and expenses
 Cost of revenues . . . . . . . . . . . . . . .  42,602,000      68,237,000
 Selling, general and administrative. . . . . .   6,942,000       9,238,000
                                                -----------     -----------
                                                 49,544,000      77,475,000
                                                -----------     -----------

Loss from operations. . . . . . . . . . . . . .  (1,413,000)       (424,000)

Interest expense, net . . . . . . . . . . . . .     522,000         931,000
                                                -----------     -----------

Loss before income taxes. . . . . . . . . . . .  (1,935,000)     (1,355,000)

Benefit for income taxes. . . . . . . . . . . .    (992,000)       (664,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . . $  (943,000)    $  (691,000)
                                                ===========     ===========

Loss per share. . . . . . . . . . . . . . . . . $      (.04)    $      (.03)
                                                ===========     ===========

Weighted average number of
 shares outstanding . . . . . . . . . . . . . .  26,463,000      26,499,000



         See accompanying notes to consolidated financial statements.

                                 -5-

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           Six Months Ended May 31,
                                  (Unaudited)


                                                   1996            1995
                                                -----------     -----------
Cash Flows from Operating Activities
 Net loss . . . . . . . . . . . . . . . . . . .   $(943,000)      $(691,000)
 Adjustments to reconcile net loss
  to net cash used by operating activities
   Benefit for income taxes . . . . . . . . . .    (992,000)       (664,000)
   Issuance of stock under 401(k) Plan. . . . .      35,000         133,000
   Depreciation and amortization. . . . . . . .     599,000         716,000
   Decrease in receivables. . . . . . . . . . .   3,031,000       2,789,000
   Decrease (increase) in inventories . . . . .      79,000      (1,697,000)
   Decrease in prepaid expenses
    and other assets. . . . . . . . . . . . . .     493,000          56,000
   Decrease in accounts payable, accrued
    expenses and other liabilities. . . . . . .  (3,136,000)     (5,243,000)
                                                -----------     -----------
                                                   (834,000)     (4,601,000)
                                                -----------     -----------

Cash Flows from Investing Activities
 Distribution from joint venture. . . . . . . .     553,000              --
 Increase in property and equipment . . . . . .     (26,000)       (217,000)
                                                -----------     -----------
                                                    527,000        (217,000)
                                                -----------     -----------

Cash Flows from Financing Activities
 Proceeds under Revolving Credit Agreement. . .   2,000,000       4,500,000
 Repayments under Revolving Credit Agreement. .  (2,000,000)             --
 Repayments of mortgages payable. . . . . . . .     (90,000)       (932,000)
                                                -----------     -----------
                                                    (90,000)      3,568,000
                                                -----------     -----------

Net decrease in cash and cash equivalents . . .    (397,000)     (1,250,000)
Cash and cash equivalents at
 beginning of period. . . . . . . . . . . . . .   5,161,000       5,759,000
                                                -----------     -----------

Cash and cash equivalents at end of period. . .  $4,764,000      $4,509,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                                -6-


                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended May 31, 1996
                                  (Unaudited)


                            Common      Paid In      Retained
                            Stock       Capital      Earnings        Total
                           ---------  -----------    ----------   -----------
Balance,
 November 30, 1995. . . .   $264,000  $22,822,000    $3,927,000   $27,013,000

Net loss. . . . . . . . .         --           --      (943,000)     (943,000)

Benefit for income
 taxes. . . . . . . . . .         --     (992,000)           --      (992,000)

Issuance of stock
 under 401(k) Plan. . . .      1,000       34,000            --        35,000
                            --------- -----------    ----------   -----------
Balance,
 May 31, 1996 . . . . .     $265,000  $21,864,000    $2,984,000   $25,113,000
                            ========= ===========    ==========   ===========



         See accompanying notes to consolidated financial statements.
                               -7-


                         CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1995. Operating results for the three and six month periods ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The provisions of this statement are effective for fiscal years beginning after December 15, 1995. If the Company adopted this statement currently, it would not have a material effect on the Company's financial position, results of operations or cash flows.


2.  Inventories
    -----------
Inventories consisted of the following (amounts in thousands):

                                                  May 31,      November 30,
                                                   1996            1995
                                                -----------     -----------
Land and land development costs . . . . . . . . $    22,189     $    20,496
Homes, lots and improvements in production. . .      39,689          39,251
Land purchase options and costs of
 projects in planning . . . . . . . . . . . . .       5,930           4,499
                                                -----------     -----------
                                                $    67,808     $    64,246
                                                ===========     ===========

Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

Interest capitalized in inventories is charged to interest expense as part of cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three and six month periods ended May 31, 1996 and May 31, 1995 is as follows (amounts in thousands):
                                  -8-

                                                Three Months    Six Months
                                                   Ended           Ended
                                                  May 31,         May 31,
                                               1996    1995    1996    1995
                                               ------  ------  ------  ------
Interest expense incurred . . . . . . . . . .  $1,357  $1,984  $2,705  $3,761
Interest capitalized. . . . . . . . . . . . .     960   1,372   2,005   2,679
                                               ------  ------  ------  ------
  Interest expense-net. . . . . . . . . . . .     397     612     700   1,082

Capitalized interest amortized
 in cost of revenues. . . . . . . . . . . . .     970     953   1,554   1,953
                                               ------  ------  ------  ------

Interest cost reflected in pre-tax loss . . .  $1,367  $1,565  $2,254  $3,035
                                               ======  ======  ======  ======


3.  Shareholders' Equity
    --------------------
In January 1996, the Compensation Committee of the Company's Board of Directors approved the grant to certain employees of the Company of options to acquire 220,000 shares of Common Stock under the Company's Amended and Restated 1993 Non-Qualified Stock Option Plan. Each of such options has an exercise price of $.3125 per share, the fair market value of the Common Stock on the date of grant, and a term of ten years. In addition, the Company's Board of Directors approved the grant to Anthony J. Caldarone, Chairman, President and Chief Executive Officer of the Company, of incentive stock options to acquire 500,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan at an exercise price of $.34375 per share, (110% of the fair market value of the Common Stock on the date of grant). The options granted to Mr. Caldarone have a term of five years.

On April 24, 1996, the Company's Compensation Committee approved the grant to various employees of the Company options to acquire 663,000 shares of Common Stock under the Company's Equity Incentive Plan. The options are awarded to eligible employees based upon a number of criteria including years of employment and base compensation. Each of such options has an exercise price of $.53125 per share, the fair market value of the Common Stock on the date of the grant, vests in equal annual installments over a period of five years and has a term of ten years. In addition, 30,000 stock options were granted, at an exercise price of $.53125 per share, to the outside directors of the Company pursuant to the formula award provision of the Plan.


4.  Unusual Items
    -------------
During the second quarter of fiscal 1995, as a result of the consolidation of the New Jersey-North and New Jersey-South divisions and economic and market conditions including a decreased sales pace, the Company decided not to incur further preacquisition costs on nine properties controlled under option. These actions resulted in a pre-tax charge of approximately $1,050,000 that is reflected in Cost of Revenues. Also included in Cost of Revenues is $1,100,000 pre-tax credit realized from the reversal of a reserve previously provided on a community substantially completed in the second quarter of 1995. This reserve related to a $1,100,000 payable that the Company, in finalizing the accounting for this community in the second quarter of 1995, determined, based upon further review and advice of counsel, had been discharged by reason of the creditor's failure to take certain actions in connection with the Company's bankruptcy reorganization.
                                  -9-

5.  Commercial Land and Buildings
    -----------------------------
In April 1995, a subsidiary of the Company sold an office building for $880,000 in cash that reduced Commercial Land and Buildings by $800,000 and resulted in a pre-tax gain of approximately $80,000. The net proceeds of $800,000 were used to reduce mortgages payable.


6.  Subsequent Events
    -----------------
In June 1996, the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, instituted an action in the United States District Court, District of Massachusetts, seeking recovery of amounts owed under a $5.7 million promissory note (the "Note") issued to Eliot Savings Bank by the Residences at the Surf joint venture (the "Joint Venture"), an entity in which a Talcon, L.P. subsidiary had an interest. This action relates to a loan on property owned by the Joint Venture. The loan was placed on the property before Talcon was formed. Accordingly, in connection with the creation of Talcon, the interest in the Joint Venture was transferred upstream to Calton, Inc. and then transferred downstream into Talcon, L.P. and eventually into the Talcon, L.P. subsidiary. In its suit, the FDIC alleges, among other things, that Calton, by virtue of the assignment of the interest in the Joint Venture to Calton in 1987, has liability as a general partner in the Joint Venture and is seeking to collect approximately $8.7 million in principal and interest from Calton and other parties. While no discovery has occurred to date, based upon a preliminary analysis of this matter, Calton believes that the FDIC's position is contrary to applicable law and that Calton does not have any obligations under the Note by virtue of the assignment of the interest in the Joint Venture to Calton or otherwise. The Company will vigorously contest this matter but there can be no assurances that the case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                            -10-


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1996 AND 1995

Revenues for the three and six month periods ended May 31, 1996 were $28.7 million and $48.1 million, respectively, compared to revenues of $38.8 million and $77.1 million for the three and six month periods ended May 31, 1995, respectively. Deliveries of 139 and 231 homes resulted in housing revenues of $27.8 million and $47.2 million, respectively, for the three and six months ended May 31, 1996. For the comparable periods of 1995, the Company delivered 149 and 328 homes which generated $37.4 million and $75.2 million of housing revenues. Housing revenues decreased by $9.6 million for the quarter ended May 31, 1996 primarily due to a twenty-one percent (21%) decrease in the average price per home realized in the Company's deliveries during this period. The Company's average sales price per home delivered decreased from $251,000 for the three months ended May 31, 1995 to $200,000 for the three months ended May 31, 1996. The primary reason for the decrease in average sales price is attributable to the mix of homes delivered reflecting a greater proportion of deliveries in the Florida division, where average selling prices are lower than in the Northeast, and a corresponding decrease in Northeast division deliveries. Florida deliveries, which increased seventy-two percent (72%) in quantity of homes delivered and one hundred sixteen percent (116%) in housing revenues over the corresponding period in 1995, benefited from the opening of two new communities during the first quarter of 1996. Northeast deliveries were impacted by a decrease in the number of new communities open for sales in 1995 compared to 1994, leading to a lower backlog entering 1996. Northeast deliveries decreased by thirty-four percent (34%), contributing to a forty-six percent (46%) decrease in housing revenue compared to the comparable period of the prior year. At May 31, 1996, the Northeast division currently has eight communities available for sales compared to twelve at May 31, 1995. Deliveries for the quarter benefited from Northeast deliveries originally scheduled for delivery in the first quarter of 1996 that had been delayed by the severe winter weather conditions. Housing revenues decreased by $28.0 million for the six month period ended May 31, 1996 primarily due to the thirty percent (30%) decrease in the number of homes delivered coupled with a reduction of the average sales price on homes delivered during the period to $204,000 from $229,000 realized during the same period in 1995. The decrease in the number of homes delivered by the Company is primarily attributable to a forty-seven percent (47%) and fifty-two percent (52%) decrease in homes delivered and housing revenues, respectively, by the Company's Northeast division which, in 1996, was adversely impacted by fewer communities open for sales and deliveries than in 1995 that contributed to a lower level of backlog entering 1996 compared to 1995 and the resulting level of deliveries during the first six months of 1996.

The Company's gross profit margin on homes delivered was approximately 12% during the three and six month periods ended May 31, 1996 as compared to 11% during the three and six month periods ended May 31, 1995. The improvement in gross profit margin is attributable to a higher proportion of deliveries in the Florida division where the gross profit margin has increased. The improved margins on Florida homes is attributable to the shift to a higher average price per home. The average price per home delivered in Florida for the six months ended May 31, 1996 was $143,000 compared to $112,000 for the prior year.

During the second quarter of fiscal 1995, as a result of the consolidation of the New Jersey-North and New Jersey-South divisions and economic and market conditions including a decreased sales pace, the Company decided not to incur further preacquisition costs on nine properties controlled under option. These actions resulted in a pre-tax charge of approximately $1,050,000 that is reflected in Cost of Revenues. Also included in Cost of Revenues is $1,100,000 pre-tax credit realized from the reversal of a reserve previously provided on a community substantially completed in the second quarter of 1995. This reserve related to a $1,100,000 payable that the Company, in finalizing the accounting
                                -11-

for this community in the second quarter of 1995, determined, based upon further review and advice of counsel, had been discharged by reason of the creditor's failure to take certain actions in connection with the Company's bankruptcy reorganization.

Selling, general and administrative expenses decreased by $600,000 to $3.8 million in the three months ended May 31, 1996 compared to $4.4 million in the same period of 1995. The decrease is primarily due to a reduction of advertising costs, employee levels and other operating expenses attributable to the winddown of the Chicago division and management's continued efforts to reduce fixed operating costs. Selling, general and administrative expenses decreased from $9.2 million to $6.9 million for the six months ended May 31, 1995 and 1996, respectively. The decrease is due to the effect on selling costs from the lower levels of home deliveries, reductions in employee levels and lower advertising costs due to the winddown of the Chicago operations during 1996 and the consolidation of the Northeast division in March 1995 that resulted in fewer communities open for sales and deliveries in 1996. Selling, general and administrative expenses were 13.4% and 14.4% of revenue for the three and six month periods ended May 31, 1996, respectively, compared to 11.4% and 12.0% for the same periods in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to the lower delivery levels and revenues for the three and six month periods ended May 31, 1996.

Gross interest cost was approximately $1.4 million and $2.7 million for the three and six month periods ended May 31, 1996, compared to $2.0 million and $3.8 million, respectively, in the corresponding periods of the prior year. The decrease in gross interest cost resulted from lower debt levels in the Company's revolving credit agreement. Interest capitalized in the three and six month periods ended May 31, 1996 were $960,000 and $2.0 million compared to $1.4 million and $2.7 million, respectively, in the corresponding periods of the prior year, primarily as a result of decreased inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

As a result of the above factors, the Company reported a net loss of $294,000 ($.01 per share) and $943,000 ($.04 per share) for the three and six month periods ended May 31, 1996, compared to a net loss of $316,000 ($.01 per share) and $691,000 ($.03 per share) for the corresponding periods of the prior year. Included in the net loss for the quarter ended May 31, 1996 is a benefit for income taxes of $375,000 reflecting the Company's adjusted effective tax rate benefit of 56% for the quarter based on estimates of annual results for 1996 that includes land sales forecasted to close in the last half of the year.

At May 31, 1996, the backlog totalled 239 homes having an aggregate dollar value of $48.4 million, reflecting decreases in the number of homes in backlog and in backlog value of 28% and 36%, respectively, over the levels at May 31, 1995 of 333 homes having an aggregate dollar value of $75.9 million. Prior year results benefited from a greater number of communities open for sales in the Northeast and higher backlog levels entering the first six months of 1995. Also impacting sales in the Northeast was a record level of snowfall this past winter and a sluggish economy. The average price per home in backlog at May 31, 1996 decreased to $203,000 compared to $228,000 at May 31, 1995 primarily due to the increased impact of the Florida division on the May 31, 1996 backlog levels, representing approximately forty percent (40%) and fifty-seven percent (57%) of total dollars and homes, respectively, compared to eleven percent (11%) and nineteen percent (19%), respectively, at May 31, 1995. The higher proportion of Florida homes in backlog at May 31, 1996 is attributable to the opening of four new communities during the first six months of 1996 and fewer communities open for sales and deliveries in the Northeast division. As a result of the increase in net sales activity in Florida, the Company realized an increase in net sales contracts of twenty-five percent (25%) and a thirteen percent (13%) increase in net sales dollars to 304 homes and $59.6 million, respectively, for the six-month period ended May 31, 1996 from 242 homes and $52.6 million for the comparable period of the prior year. The backlog in both years includes contracts containing financing and other contingencies customary in the industry including, in certain instances, contracts that are contingent on the purchasers selling their existing homes. Due to changes in product offerings, the uncertainty of future market conditions and the general economic
                              -12-

environment, the sales backlog, the number and mix of homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company amended its Revolving Credit Facility (the "Facility") to meet anticipated operating results through the remainder of the term of the Facility. The February 1996 amendment to the Facility changed various restrictions and financial covenants with which the Company is required to comply, including covenants relating to cash basis interest coverage, EBITDA and tangible net worth and limits the amount which can be expended on land acquisition and land development. Purchase money financing from other sources is limited to $5.0 million under the Facility. Although these limitations will restrict the Company's ability to expand its business, the Company believes it should be able to comply with the amended financial covenants; however, based upon market conditions in the Northeast, certain covenant levels may not be met. Certain subsidiaries of the Company are guarantors of the obligations under the Facility. The Lenders have a security interest in substantially all of the assets of the Company and its subsidiaries, subject only to certain permitted liens approved by the Lenders.

The amended Facility permits borrowings of up to $55.0 million until November 1, 1996, when the commitment will be reduced to $50.0 million, subject to borrowing base and other limitations. The amended Facility increased the interest rate charged to the Company to the lender's prime rate (8.25% at May 31, 1996) plus two percent (2%). The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization and borrowing availability under the Facility will provide sufficient capital to support the Company's operations and near term plans through the term of the Facility; however, the Company will have to seek an extension of the Facility or arrange replacement financing prior to the expiration of the Facility on February 28, 1997. As of May 31, 1996, approximately $2.0 million was available to be borrowed under the Facility. The unused Facility commitment of $8.5 million is available as of May 31, 1996 to the Company for investment in inventory that results in the corresponding growth of its borrowing base.

CASH FLOWS FROM OPERATING ACTIVITIES

Inventories amounted to $67.8 million at May 31, 1996 compared to $64.2 million at November 30, 1995. The increase in inventory of $3.6 million since November 30, 1995 is attributable to: the acquisition of $5.6 million of new land in the Northeast and Florida divisions of which $2.1 million was financed by a purchase money mortgage; and inventory accruals of $1.8 million. These increases were offset by home deliveries. The current land acquisitions correspond to the opening of five new communities during the six-month period, four in Florida and one in the Northeast. The Company will continue to focus on the acquisition of new land at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisitions as needed, and to the extent available. Also, options will be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline. The Facility requires approval of the lenders for all land acquisitions.

The decrease in receivables of $3.2 million from $9.0 million at November 30, 1995 to $5.8 million at May 31, 1996 is attributable to the timing of home closings.

A $1.4 million decrease in accrued expenses and other liabilities from November 30, 1995 to May 31, 1996 is primarily attributable to the reduction of home deliveries as compared to the fourth quarter of 1995 and the payment of severance to the Company's former President.
                                  -13-

CASH FLOWS FROM INVESTING ACTIVITIES

The Company received a $553,000 distribution from a joint venture which is substantially complete.

CASH FLOWS FROM FINANCING ACTIVITIES

The aggregate principal amount of loans outstanding under the Facility was $45.0 million at May 31, 1996 and November 30, 1995. In addition, mortgages payable increased by $2.1 million to partially fund the acquisition of one new community in the Northeast. The additional borrowings under the Facility for 1996 and 1995 were utilized to purchase land.

                             -14-


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1996, the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, instituted an action in the United States District Court, District of Massachusetts, seeking recovery of amounts owed under a $5.7 million promissory note (the "Note") issued to Eliot Savings Bank by the Residences at the Surf joint venture (the "Joint Venture"), an entity in which a Talcon, L.P. subsidiary had an interest. This action relates to a loan on property owned by the Joint Venture. The loan was placed on the property before Talcon was formed. Accordingly, in connection with the creation of Talcon, the interest in the Joint Venture was transferred upstream to Calton, Inc. and then transferred downstream into Talcon, L.P. and eventually into the Talcon, L.P. subsidiary. In its suit, the FDIC alleges, among other things, that Calton, by virtue of the assignment of the interest in the Joint Venture to Calton in 1987, has liability as a general partner in the Joint Venture and is seeking to collect approximately $8.7 million in principal and interest from Calton and other parties. While no discovery has occurred to date, based upon a preliminary analysis of this matter, Calton believes that the FDIC's position is contrary to applicable law and that Calton does not have any obligations under the Note by virtue of the assignment of the interest in the Joint Venture to Calton or otherwise. The Company will vigorously contest this matter but there can be no assurances that the case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Securityholders.

The Company held its 1996 Annual Meeting of Shareholders (the "Meeting") on April 23, 1996. At the Meeting, shareholders of the Company, in addition to electing directors, were asked to approve the adoption of the 1996 Equity Incentive Plan. The proposal was approved by the shareholders. Results of the shareholders' voting were:

                              For: 12,009,331 shares;
                          Against:  2,319,734 shares;
                          Abstain:    201,738 shares;
                 Broker Non-Votes:  9,487,855 shares.

Item 6.  Exhibits and reports on Form 8-K.

         A)  Exhibits

             27. Financial Data Schedule as of May 31, 1996.

         B)  Reports on Form 8-K

             None.
                                -15-


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Calton, Inc.
                                   -----------------------------
                                   (Registrant)


                              By:  /s/ Bradley A. Little
                                   -----------------------------
                                   Bradley A. Little
                                   Senior Vice President-Finance, Treasurer
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


                               -16-



Date:  July 12, 1996