Form 10-Q
period 1996-08-31
CALTON INC
filed 1996-10-11
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 31, 1996

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


As of October 1, 1996, 26,527,000 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES

                                     INDEX

                                                                   Page No.
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  August 31, 1996 and November 30, 1995 . . . . . . .     3

                  Consolidated Statement of Operations for the
                  Three Months Ended August 31, 1996 and 1995 . . . .     4

                  Consolidated Statement of Operations for the
                  Nine Months Ended August 31, 1996 and 1995. . . . .     5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended August 31, 1996 and 1995. . . . .     6

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Nine Months Ended August 31, 1996. .     7

                  Notes to Consolidated Financial Statements. . . . .  8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . 11-14

PART II. Other Information

         Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . .    15

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . .    16



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

                                  -2-

                        PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                 August 31,     November 30,
                                                   1996            1995
                                                -----------     -----------
                                                 (Unaudited)
Assets
 Cash and cash equivalents. . . . . . . . . . . $ 4,333,000     $ 5,161,000
 Receivables. . . . . . . . . . . . . . . . . .   8,283,000       8,964,000
 Inventories. . . . . . . . . . . . . . . . . .  63,849,000      64,246,000
 Commercial land and buildings. . . . . . . . .   8,442,000       9,439,000
 Prepaid expenses and other assets. . . . . . .   2,580,000       3,606,000
                                                -----------     -----------

  Total assets. . . . . . . . . . . . . . . . . $87,487,000     $91,416,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
 Revolving credit agreement . . . . . . . . . . $43,000,000     $45,000,000
 Mortgages payable. . . . . . . . . . . . . . .   2,676,000       1,227,000
 Accounts payable . . . . . . . . . . . . . . .   2,411,000       3,270,000
 Accrued expenses and other liabilities . . . .  13,407,000      14,906,000
                                                -----------     -----------

  Total liabilities . . . . . . . . . . . . . .  61,494,000      64,403,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
 Common stock . . . . . . . . . . . . . . . . .     265,000         264,000
 Paid in capital. . . . . . . . . . . . . . . .  22,359,000      22,822,000
 Retained earnings. . . . . . . . . . . . . . .   3,369,000       3,927,000
                                                -----------     -----------

  Total shareholders' equity. . . . . . . . . .  25,993,000      27,013,000
                                                -----------     -----------

  Total liabilities and shareholders' equity. . $87,487,000     $91,416,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                                   -3-

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         Three Months Ended August 31,
                                  (Unaudited)


                                                   1996            1995
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $33,355,000     $60,362,000

Costs and expenses
 Cost of revenues . . . . . . . . . . . . . . .  28,609,000      52,944,000
 Selling, general and administrative. . . . . .   3,677,000       4,906,000
                                                -----------     -----------
                                                 32,286,000      57,850,000
                                                -----------     -----------

Income from operations. . . . . . . . . . . . .   1,069,000       2,512,000

Interest expense, net . . . . . . . . . . . . .     193,000         537,000
                                                -----------     -----------

Income before income taxes. . . . . . . . . . .     876,000       1,975,000

Provision in lieu of income taxes . . . . . . .     491,000         967,000
                                                -----------     -----------

Net income. . . . . . . . . . . . . . . . . . . $   385,000     $ 1,008,000
                                                ===========     ===========

Income per share. . . . . . . . . . . . . . . . $       .01     $       .04
                                                ===========     ===========

Weighted average number of
 shares outstanding . . . . . . . . . . . . . .  26,519,000      26,255,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.
                                   -4-


                        CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         Nine Months Ended August 31,
                                  (Unaudited)


                                                   1996            1995
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $81,486,000    $137,413,000

Costs and expenses
 Cost of revenues . . . . . . . . . . . . . . .  71,211,000     121,181,000
 Selling, general and administrative. . . . . .  10,619,000      14,144,000
                                                -----------     -----------
                                                 81,830,000     135,325,000

Income (loss) from operations . . . . . . . . .    (344,000)      2,088,000

Interest expense, net . . . . . . . . . . . . .     715,000       1,468,000
                                                -----------     -----------

Income (loss) before income taxes . . . . . . .  (1,059,000)        620,000

(Benefit) provision in lieu of income taxes . .    (501,000)        303,000
                                                -----------     -----------

Net income (loss) . . . . . . . . . . . . . . . $  (558,000)   $    317,000
                                                ===========     ===========

Income (loss) per share . . . . . . . . . . . . $      (.02)   $        .01
                                                ===========     ===========

Weighted average number of
 shares outstanding . . . . . . . . . . . . . .  26,480,000      26,299,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                        CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended August 31,
                                  (Unaudited)


                                                   1996            1995
                                                -----------     -----------
Cash Flows from Operating Activities
 Net income (loss). . . . . . . . . . . . . . . $  (558,000)    $   317,000
 Adjustments to reconcile net income
  (loss) to net cash used by
  operating activities
   (Benefit) provision for income taxes . . . .    (501,000)        303,000
   Issuance of stock under 401(k) Plan. . . . .      39,000         181,000
   Depreciation and amortization. . . . . . . .     989,000       1,322,000
   Decrease (increase) in receivables . . . . .     531,000        (989,000)
   Decrease in inventories. . . . . . . . . . .   4,020,000      12,279,000
   Decrease in commercial land and buildings. .     953,000       7,479,000
   Decrease (increase) in prepaid expenses
    and other assets. . . . . . . . . . . . . .      59,000        (178,000)
   Decrease in accounts payable, accrued
    expenses and other liabilities. . . . . . .  (4,159,000)     (4,980,000)
                                                -----------     -----------
                                                  1,373,000      15,734,000
                                                -----------     -----------

Cash Flows from Investing Activities
 Distribution from joint venture. . . . . . . .     553,000              --
 Increase in property and equipment . . . . . .     (37,000)       (208,000)
                                                -----------     -----------
                                                    516,000        (208,000)
                                                -----------     -----------

Cash Flows from Financing Activities
 Repayments under Revolving Credit
  Agreement . . . . . . . . . . . . . . . . . .  (6,000,000)    (13,500,000)
 Proceeds under Revolving Credit
  Agreement . . . . . . . . . . . . . . . . . .   4,000,000       4,500,000
 Repayments of mortgages payable. . . . . . . .    (717,000)     (7,046,000)
                                                -----------     -----------
                                                 (2,717,000)    (16,046,000)
                                                -----------     -----------

Net decrease in cash and cash equivalents . . .    (828,000)       (520,000)
Cash and cash equivalents at
 beginning of period. . . . . . . . . . . . . .   5,161,000       5,759,000
                                                -----------     -----------

Cash and cash equivalents at
 end of period. . . . . . . . . . . . . . . . . $ 4,333,000     $ 5,239,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Nine Months Ended August 31, 1996
                                  (Unaudited)




                           Common      Paid In       Retained
                           Stock       Capital       Earnings       Total
                          --------   -----------    ----------   -----------
Balance,
 November 30, 1995. . . . .$264,000  $22,822,000    $3,927,000   $27,013,000

Net loss. . . . . . . . . .    --             --      (558,000)     (558,000)

Benefit for
 income taxes . . . . . . .    --       (501,000)           --      (501,000)

Issuance of stock
 under 401(k) Plan. . . . . 1,000         38,000            --        39,000
                          --------   -----------    ----------   -----------
Balance,
 August 31, 1996. . . . . .$265,000  $22,359,000    $3,369,000   $25,993,000
                          ========   ===========    ==========   ===========




         See accompanying notes to consolidated financial statements.

                        CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1995. Operating results for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

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

2.  Inventories

Inventories consisted of the following (amounts in thousands):

                                                 August 31,     November 30,
                                                   1996            1995
                                                -----------     -----------
Land and land development costs . . . . . . . .     $19,064     $    20,496
Homes, lots and improvements in production. . .      37,915          39,251
Land purchase options and costs of
 projects in planning . . . . . . . . . . . . .       6,870           4,499
                                                -----------     -----------
                                                    $63,849         $64,246
                                                ===========     ===========

Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three and nine month periods ended August 31, 1996 and August 31, 1995 is as follows (amounts in thousands):

                                                Three Months    Six Months
                                                   Ended           Ended
                                                 August 31,      August 31,
                                                1996    1995    1996    1995
                                               ------  ------  ------  ------
Interest expense incurred . . . . . . . . .    $1,426  $1,877  $4,131  $5,637
Interest capitalized. . . . . . . . . . . .     1,079   1,301   3,084   3,980
                                               ------  ------  ------  ------
 Interest expense-net . . . . . . . . . . .       347     576   1,047   1,657

Capitalized interest amortized in
 cost of revenues . . . . . . . . . . . . .     1,077   1,245   2,631   3,198
                                               ------  ------  ------  ------

Interest cost reflected in pre-tax loss . .    $1,424  $1,821  $3,678  $4,855
                                               ======  ======  ======  ======

3.  Shareholders' Equity

In January 1996, the Compensation Committee of the Company's Board of Directors approved the grant to certain employees of the Company of options to acquire 220,000 shares of Common Stock under the Company's Amended and Restated 1993 Non- Qualified Stock Option Plan. Each of such options has an exercise price of $.3125 per share, the fair market value of the Common Stock on the date of grant, and a term of ten years. As of August 31, 1996, of the 1,493,000 shares authorized for issuance, options with respect to 1,468,000 shares have been granted and none have been exercised.

On April 24, 1996, the Company's Compensation Committee approved the grant to various employees of the Company options to acquire 783,000 shares of Common Stock under the Company's Equity Incentive Plan, of which 130,000 options have terminated. The options are awarded to eligible employees based upon a number of criteria including years of employment and base compensation. Each of such options has an exercise price of $.53125 per share, the fair market value of the Common Stock on the date of the grant, vests in equal annual installments over a period of five years and has a term of ten years. The Company's Board of Directors approved the grant to Anthony J. Caldarone, Chairman, President and Chief Executive Officer of the Company, of incentive stock options to acquire 500,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan at an exercise price of $.34375 per share, (110% of the fair market value of the Common Stock on the date of grant). The options granted to Mr. Caldarone have a term of five years. In addition, 30,000 stock options were granted, at an exercise price of $.53125 per share, to the outside directors of the Company pursuant to the formula award provision of the Plan. Of the two million shares reserved under the Equity Incentive Plan, options with respect to 1,183,000 shares have been granted (net of cancellation) and none have been exercised.

4.  Unusual Items

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

5.  Commercial Land and Buildings

In August 1996, the Company sold two parcels of land located in Florida and southern New Jersey for an aggregate amount of $1,819,000. The sales resulted in net cash proceeds of $750,000 and a secured interest-bearing note of $1,050,000 that becomes due in 1997. The sales resulted in pre-tax gains of approximately $670,000.

During the nine months ended August 31, 1995, the Company completed the sale of two office buildings for combined proceeds and pre-tax gains of $8,000,000 and $500,000, respectively. The sales provided approximately $850,000 in cash for operations after the repayment of the mortgage debt.

The Company's remaining commercial properties consist primarily of land located in Pennsylvania, New Jersey, Florida and California. These properties are available for sale as a result of management's focus on residential homebuilding.

6.  Contingent Liabilities

(a) In July 1994, an action was filed against Calton Homes, Inc., the Township of Plainsboro, New Jersey and its planning board, certain real estate brokers and certain unnamed officers of Calton Homes, Inc., by approximately 60 purchasers in the Company's Princeton Manor development seeking compensatory and punitive damages arising out of an alleged failure to disclose that a portion of the property adjacent to the community could be developed by Plainsboro Township as a public works site. The Company is vigorously contesting this matter and, although there can be no assurances, does not believe that the case will have any material effect on the financial position, results of operations or cash flows of the Company. In addition, the Company believes that it is contractually entitled to indemnification from Plainsboro Township in the event that any liability should arise.

(b) In June 1996, the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, instituted an action in the United States District Court, District of Massachusetts, seeking recovery of amounts owed under a $5.7 million promissory note (the "Note") issued to Eliot Savings Bank by the Residences at the Surf joint venture (the "Joint Venture"), an entity in which a Talcon, L.P. ("Talcon") subsidiary had an interest. This action relates to a loan on property owned by the Joint Venture. The loan was placed on the property before Talcon was formed. Accordingly, in connection with the creation of Talcon, the interest in the Joint Venture was transferred upstream to Calton, Inc. and then transferred downstream into Talcon, and eventually into the Talcon subsidiary. In its suit, the FDIC alleges, among other things, that Calton, by virtue of the assignment of the interest in the Joint Venture to Calton in 1987, has liability as a general partner in the Joint Venture and is seeking to collect approximately $8.7 million in principal and interest from Calton and other parties. While no discovery has occurred to date, based upon a preliminary analysis of this matter, Calton believes that the FDIC's position is contrary to applicable law and that Calton does not have any obligations under the Note by virtue of the assignment of the interest in the Joint Venture to Calton or otherwise. The Company will vigorously contest this matter but there can be no assurances that the case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 1996 AND
1995

Revenues for the three and nine month periods ended August 31, 1996 were $33.4 million and $81.5 million, respectively, compared to revenues of $60.4 million and $137.4 million for the three and nine month periods ended August 31, 1995, respectively. Deliveries of 145 and 376 homes resulted in housing revenues of $30.2 million and $77.4 million, respectively, for the three and nine months ended August 31, 1996. For the comparable periods of 1995, the Company delivered 227 and 555 homes which generated $52.8 million and $128.0 million of housing revenues. Revenues include the sales of land and commercial land and buildings in the three and nine month periods ended August 31, 1996 of $3.1 million and $4.0 million, respectively, compared to revenues of $7.4 million and $8.4 million from the sale of land and commercial land and buildings in the comparable periods of 1995.

Housing revenues decreased by $22.6 million for the quarter ended August 31, 1996 primarily due to a fifty-eight percent (58%) decrease in homes delivered by the Company's Northeast division. Northeast deliveries were adversely impacted by a significantly lower level of backlog entering the quarter in 1996 compared to the same period in 1995, the effect of deliveries from six communities that are winding down and will be substantially complete by the end of the fiscal year and sluggish market conditions. The primary reason for the decrease in average sales price to $208,000 for the quarter ended August 31, 1996 from $233,000 for the comparable period of 1995 is attributable to the mix of homes delivered reflecting a greater proportion of homes delivered and housing revenues derived from the Florida division where average sales prices are lower than in the Northeast. Florida home deliveries, which increased fifty-four percent (54%) in quantity of homes delivered and seventy-seven (77%) in housing revenues, respectively, over the corresponding period in 1995, benefited from a higher unit and revenue level in backlog entering the third quarter in 1996 compared to 1995 and, to a lesser extent, a greater number of active communities from which the Florida division was delivering. The Company anticipates that the Florida division will continue to exceed prior year deliveries and revenues through the balance of the year.

Housing revenues decreased by $50.6 million for the nine month period ended August 31, 1996 primarily due to a thirty-two percent (32%) decrease in the number of homes delivered compared to the prior year and, to a lesser extent, a reduction of average sales price. The decrease in the number of homes delivered by the Company is primarily attributable to a fifty-one percent (51%) decrease in homes delivered by the Company's Northeast division. The volume of Northeast division deliveries was affected by a significantly lower level of homes in backlog entering 1996 compared to 1995 and deliveries from fewer communities, six of which are winding down as previously discussed. The decrease in the average sales price to $206,000 for the nine months ended August 31, 1996 from $231,000 for the comparable period of 1995 is primarily attributable to a greater proportion of home deliveries from the Florida division as previously discussed.

The Company's gross profit margin on homes delivered was approximately 13% and 12% during the three and nine month periods ended August 31, 1996, respectively. The margins have remained approximately the same as margins in comparable periods of the prior year. The Company markets its homes in locations where competition is intensifying, resulting in an inability to raise home selling prices and often requiring the Company to provide incentives to buyers in order to achieve sales volume levels. Included in the Company's gross profit is the profit from the sales of land and commercial land and buildings during the third quarter of 1996 and 1995 of $762,000 and $375,000, respectively. Due to the factors discussed above and other variables, the number and average selling prices of homes sold and delivered and gross profit realized in the first nine months of 1996 may not be indicative of future results.

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

Selling, general and administrative expenses decreased by $1.2 million to $3.7 million in the three months ended August 31, 1996 compared with $4.9 million in the same period of 1995. This decrease is primarily due to the effect on selling costs from lower levels of home deliveries, fewer communities open for sales, the reduction of operating and advertising costs attributable to the winddown of the Chicago division and management's continued efforts to reduce fixed operating costs. Selling, general and administrative expenses decreased by $3.5 million to $10.6 million for the nine month period ended August 31, 1996 from $14.1 million for the nine month period ended August 31, 1995. The decrease is principally due to the effect on selling costs from the lower levels of home deliveries, reductions in employee levels and lower advertising costs due to the winddown of the Chicago operations during 1996 and the consolidation of the Northeast division in March 1995 that resulted in fewer communities open for sales and deliveries in 1996. Selling, general and administrative expenses were 11% and 13% of revenue for the three month and nine month periods ended August 31, 1996, respectively, compared to 8% and 10% for the same periods in the prior year. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to lower delivery levels and related revenues for the three and nine month periods ended August 31, 1996.

Gross interest cost was approximately $1.4 million and $4.1 million for the three and nine month periods ended August 31, 1996, compared to $1.9 million and $5.6 million, respectively, in the corresponding periods of the prior year. The decrease in gross interest cost resulted from significantly lower debt levels under the Company's revolving credit agreement. Interest capitalized in the three and nine month periods ended August 31, 1996 was $1.1 million and $3.1 million compared to $1.3 million and $4.0 million, respectively, in the corresponding periods of the prior year. These reductions resulted primarily from decreased inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

Included in the net income for the nine months ended August 31, 1996 is a benefit for income taxes of $501,000 reflecting the Company's effective tax rate based on estimates of annual results for 1996. Realization of the benefit is dependent on generating sufficient income including profits on land sales in the fourth quarter. Although realization is not assured, management believes it is more likely than not that the benefit will be realized.

Net sales activity amounted to $23.7 million (114 homes) and $83.3 million (418 homes) for the three month and nine month periods ended August 31, 1996, respectively. The value and quantity of net sales activity for the comparable periods of fiscal 1995 were $31.5 million (143 homes) and $84.1 million (385 homes). The decrease in net sales activity for the third quarter is attributable to fewer communities open for sales in the Northeast. As of August 31, 1996, six communities remain open for sales as compared to ten in the prior year. The Company plans on opening two new communities in the Northeast in the fourth quarter of fiscal year 1996. Partially offsetting the decrease in the Northeast net sales is improved sales activity in the Florida division where more communities are open for sales including five new communities opened during the first nine months of fiscal 1996. The increase in net sales housing volume for the nine month period is attributable to a sixty-four percent (64%) and seventy-eight percent (78%) increase in net sales homes and dollars, respectively, in the Florida division, which was partially offset by decreased net sales activity in the Northeast. At August 31, 1996, the backlog of homes under contract totalled 208 having an aggregate dollar value of $42.0 million, reflecting decreases in the number of homes in backlog and in backlog value of 16% and 23%, respectively, over the levels at August 31, 1995 of 249 having an aggregate dollar value of $54.6 million. The average price per home in backlog at August 31, 1996 decreased to $202,000 compared to $219,000 at August 31, 1995 primarily due to the increased impact of the Florida division on the mix of homes in the backlog. At August 31, 1996, the Florida division represented approximately forty-seven (47%) and sixty- five percent (65%) of total backlog sales dollars and homes, respectively, compared to eighteen percent (18%) and twenty-six percent (26%), respectively, of total backlog dollars and homes at August 31, 1995. The higher proportion of Florida homes in backlog at August 31, 1996 is attributable to the increase in Florida net sales activity and corresponding decrease in Northeast net sales activity as previously discussed.

The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including, in certain instances, contracts that are contingent on the purchasers selling their existing homes. Due to changes in product offerings, the uncertainty of future market conditions and the general economic environment, the sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods.

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

The amended Facility permits borrowings of up to $55.0 million until November 1, 1996, when the commitment will be reduced to $50.0 million, subject to borrowing base and other limitations. As of August 31, 1996, approximately $1.2 million was available to be borrowed under the Facility. The unused Facility commitment of $10.3 million is available as of August 31, 1996 to the Company for investment in inventory that results in the corresponding growth of its borrowing base. The amended Facility increased the interest rate charged to the Company to the lender's prime rate (8.25% at August 31, 1996) plus two percent (2%). The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization and borrowing availability under the Facility will provide sufficient capital to support the Company's operations and near term plans through the term of the Facility. However, certain covenant levels may not be met based upon the level of sales contract backlog, the current level of net sales activity, and the ultimate outcome of projected land sales and sales of certain commercial land and buildings during the fourth quarter. The Company will have to seek an extension of the Facility or arrange replacement financing prior to the expiration of the Facility on February 28, 1997. There can be no assurance that the Company will be successful in obtaining either an extension or replacement of the existing facility on terms favorable to the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

Inventories amounted to $63.8 million at August 31, 1996 compared to $64.2 million at November 30, 1995. The decrease in inventories resulted primarily from a $11.4 million reduction from the delivery of homes and sales of land offset by $8.8 million of land acquisitions and $2.0 million of inventory accruals. Approximately $2.2 million of the land acquisitions were financed by a purchase money mortgage. These transactions resulted in $4.0 million of operating cash flows. The land acquisitions resulted in the opening of six new communities during the nine-month period and one additional community opened early in the fourth quarter of fiscal 1996, including five in Florida and two in the Northeast. The Company anticipates opening a total of two additional communities in the Northeast and four communities in the Orlando, Florida market during the fourth quarter of 1996. The Company will continue to focus on the acquisition of new land at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisitions of land as needed, and to the extent available. Also, options will be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline. The Facility requires approval of the lenders for all land acquisitions.

Commercial land and buildings decreased from $9.4 million at November 30, 1995 to $8.4 million at August 31, 1996 as a result of the sale of existing commercial land and buildings (Note 5).

Accrued expenses and other liabilities decreased by $1.5 million from November 30,1995 to August 31, 1996, primarily attributable to the reduction of home deliveries as compared to the fourth quarter of 1995 and the payment of severance to the Company's former President.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company received a $553,000 distribution in the second quarter from a joint venture which is substantially complete.

CASH FLOWS FROM FINANCING ACTIVITIES

The aggregate principal amount of loans outstanding under the Facility was $43.0 million at August 31, 1996 compared to $45.0 million at November 30, 1995 and $51.0 million at August 31, 1995. The decrease is attributable to the Company's strategy to reduce debt in order to reduce carry costs of inventory and interest expense. In addition, mortgages payable increased by approximately $1.4 million, representing a $2.2 million purchase money mortgage to partially fund the acquisition of one new community in the Northeast partially offset by the payments of $717,000 under a previous mortgage.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K.

         A)  Exhibits

             27.  Financial Data Schedule as of August 31, 1996.

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




Date:  October 11, 1996