Form 10-K
period 1996-11-30
CALTON INC
filed 1997-03-17
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 1996
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file no. 1-8846

                                 CALTON, INC.
            (Exact name of registrant as specified in its charter)

                  New Jersey                         22-2433361
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)         Identification Number)

                500 Craig Road
            Manalapan, New Jersey                    07726-8790
   (Addresses of principal executive offices)          Zip Code

                        Registrant's telephone number,
                      including area code: (908) 780-1800

          Securities registered pursuant to Section 12(b) of the Act:

                                Title of Class

                                                Name of each exchange
             Title of each class                 on which registered
           ------------------------            -----------------------
                Common Stock,
           $.01 par value per share            American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No  X

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 3, 1997 was $8,489,000.

As of February 3, 1997, 26,533,000 shares of Common Stock were outstanding.

Part III is incorporated by reference to the Proxy Statement for the annual meeting of shareholders.


-------------------------------------------------------------------------------
Disclosure Concerning Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements under "Business," are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements, including the statements pertaining to the proposed extension of the Company's revolving credit facility which are set forth under "Business - Recent Developments" involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and product development, availability of working capital and the availability and cost of labor and materials, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
-------------------------------------------------------------------------------
                                    PART I

Item 1.  BUSINESS

(a)  General Development of Business

General

Calton, Inc. (the "Company" or "Calton") and its subsidiaries design, construct and sell single family detached homes primarily in central New Jersey and central Florida. The Company markets primarily to first and second time move-up buyers with the 549 homes delivered in fiscal 1996 having an average sales price of approximately $201,000.

The Company's current homebuilding activities are conducted primarily through two divisions: the Northeast and the Florida division.

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

Since 1969, the Company and its predecessor have constructed and sold approximately 17,200 units in 143 residential developments in New Jersey, Florida, Pennsylvania, California and Illinois. At November 30, 1996, the Company had 20 communities open for sales. The Company builds single-family detached homes ranging in base price from $96,000 to $199,000 in the Florida division and $180,000 to $515,000 in the Northeast division. The average base selling price of homes to be built on unsold lots, as of November 30, 1996, was approximately $148,000 and $285,000 for the Florida and Northeast divisions, respectively. Because of the timing of home deliveries, the average base selling price of homes under development may not be indicative of the average revenue per home sold in any fiscal year. See Item 1(c), "Residential Development."

In 1996, the Company began its entry into the active adult housing market in Ocean County, New Jersey. Through this community, marketed under the name Renaissance, the Company will offer nine different single-family detached home types. The Company has the contractual right to purchase up to 2,000 finished lots on a rolling-option basis with the land seller funding the construction of the amenities. This community is anticipated to be a major part of the Northeast division's future deliveries and results. At Renaissance, a wide array of amenities, including a 24-hour attended gatehouse, a 25,000 square foot clubhouse and an eighteen-hole golf course, is planned.

Recent Developments

The maturity date of the Company's revolving credit facility (the "Facility") has been extended from February 28, 1997 to March 31, 1997. The Company and its lending group are in the process of finalizing the terms and conditions of an amendment of the Facility which would extend the term through February
28, 1998 and, if certain milestones are attained, August 31, 1998. The Company's disclosures with respect to capital resources and liquidity cannot be finalized until negotiations with the lenders are completed. As a result, certain portions of this report (including the Company's financial statements for fiscal 1996 and "Management's Discussion and Analysis of Financial Condition and Results of Operations") will be filed by amendment after the execution of the amended Facility. No assurances can be given that an amended Facility will be executed on terms favorable to the Company. The Company has been advised by the American Stock Exchange that trading in the Company's Common Stock has been suspended pending the filing of the financial statements.

(b)  Financial Information About Industry Segments

Substantially all revenues and equity in earnings, operating profits and assets of the Company and its subsidiaries are attributable to one line of business, the development and sale of residential housing and the acquisition and sale of real property.

(c)  Description of Business

General

The Company designs, constructs and sells single family detached homes, primarily in central New Jersey and central Florida. The Company markets primarily to first and second time move-up buyers with the 549 homes delivered in fiscal 1996 having an average sales price of approximately $201,000.

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

The Company's operating strategy generally consists of: (i) targeting primarily the second and third time move-up buyer and, beginning in 1997, the active adult community buyer in New Jersey; (ii) conducting homebuilding activities in markets that, based on economic and demographic trends, demonstrate strong growth potential; (iii) designing each residential community to meet the needs of the particular market based on local conditions and demographic factors;
(iv) minimizing land risks by purchasing entitled tracts of well-located property through options or contingent purchase contracts and limiting land holdings to those which can be developed within two years from the date of purchase or where available purchasing finished lots on a rolling option basis;
(v) developing residential communities in phases which enables the Company to reduce financial exposure, control construction and operating expenses and adapt quickly to changes in customer demands and other market conditions; (vi) utilizing subcontractors to perform land development and home construction on a fixed price basis; and (vii) emphasizing the quality, features and value of its homes.

Geographic Markets

The Company's current business operations are principally located in central New Jersey and the greater Orlando, Florida area. Generally, the Company has organized divisions that are located in markets that demonstrate a strong growth profile. The Company selects locations within these markets for its residential housing communities that have ready access to metropolitan areas by public transportation and major arterial highways and which have experienced increased housing demand.

In March 1995, the Company consolidated its New Jersey-North and New Jersey-South divisions into the Northeast division. The Northeast division conducts homebuilding activities in Burlington, Hunterdon, Monmouth, Middlesex, Ocean and Mercer counties in New Jersey. The Company's Florida division conducts homebuilding activities in the Orange and Seminole County areas, concentrating in the suburban Orlando area.

The Company does not anticipate that it will expand into any new geographic areas in fiscal 1997 and, therefore, plans to focus its operating locations and available capital in the Northeast and Florida divisions.

Products

The Company offers a variety of homestyles tailored to meet the specific needs of the particular geographic and demographic markets served, including the second and third time move-up buyer and, to a lesser extent, the first time and first time move-up buyer. Homestyles, prices and sizes are tailored to each community based upon the Company's assessment of specific market conditions and the restrictions imposed by local jurisdictions. In certain projects, recreational amenities such as tennis courts and playground areas are constructed by the Company. The Company believes that its current product strategy which primarily focuses on the second and third time move up and active adult buyer enables it to mitigate some of the risks inherent in the homebuilding industry by providing it with a product mix that supplies particular markets that are not as susceptible to changing market conditions including interest rate changes.

The Company generally standardizes its product line within geographic markets it serves. This standardization improves the quality of construction and permits efficient production techniques and bulk purchasing of materials and components, thus reducing construction costs and the time required to build a home. See "Sales and Marketing."

Land Acquisition, Planning and Development

Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. The term "entitlements" refers to developmental approvals, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with certain conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the Company's purchase of the land, the Company is still required to obtain a variety of other governmental approvals and permits during the development process. The Company primarily buys finished lots that are ready for construction in the Florida market. Although finished lots are generally not available in the Northeast markets, the Company has entered into a contract to purchase up to 2,000 finished lots on a rolling option basis in Ocean County, New Jersey, in its active adult community marketed under the name Renaissance.

The Company's general policy has been to control land for future development or sale through the use of purchase options or contingent purchase contracts whenever practicable and where market conditions permit. The Company endeavors to acquire property for development either (i) on an installment method, with closings on a portion of a project on a periodic basis or (ii) through the use of purchase money mortgages. In certain cases, when available, the Company acquires finished lots on a rolling option basis. These policies enable the Company to limit its financial commitments, including cash expenditures and interest and other carrying costs, and avoid large land inventories which exceed the Company's near term development needs. At the same time, the Company retains any appreciation in the value of the parcel prior to exercising the option or closing the contingent purchase contract. During the option or contingency period, the Company performs feasibility studies, technical, engineering and environmental surveys and obtains the entitlements.

In making land acquisitions, the Company considers such factors as: (i) current market conditions; (ii) internal and external demographic and marketing studies; (iii) environmental conditions; (iv) proximity to developed and recreational areas; (v) availability of mass transportation and major arterial highways and ready access to metropolitan areas and other employment centers;
(vi) industrial and commercial growth patterns; (vii) financial review as to the feasibility of the proposed community, including projected profit margins, returns on capital employed and payback periods; (viii) the ability to secure governmental approvals and entitlements; (ix) customer preferences; (x) access to materials and subcontractors; and (xi) management's judgement as to the real estate market, economic trends and the Company's experience in a particular market. The Company's development activities include land planning and securing entitlements. These activities are performed by the Company's employees, together with independent engineers, architects and other consultants. The Company's employees also develop long-term planning of future communities.

Construction

The Company employs production managers who are responsible for coordinating all functions pertaining to the construction process. All construction work for the Company is performed by subcontractors on a fixed price basis, with the Company acting as general contractor. In order to maintain control over costs, quality and work schedules, the Company employs an on-site superintendent who is responsible for supervising subcontractor work at each project.

The Company's housing is constructed according to standardized design plans that are then customized to each individual contract preference. Generally, the Company seeks to develop communities having a number of lots to absorb deliveries over a minimum one year period in order to reduce the per unit cost of the housing products which it sells. Advantages achieved by volume building include lower unit prices paid to subcontractors and reduced material costs per unit.

Generally, the Company's policy is to commence construction of a detached housing unit beyond the foundation after a sales contract for that unit has been signed. The Company does, however, ordinarily attempt to maintain a predetermined inventory of homes in-process in order to match the construction times of homes with the mortgage application process and to accommodate customers who require immediate occupancy, such as relocation buyers. In addition, in order to permit construction and delivery of housing units on a year round basis, the Company, in anticipation of winter in the Northeast, will start construction of foundations prior to having signed sales contracts.

Materials and Subcontractors

The Company attempts to maintain efficient operations by utilizing standardized material available from a variety of sources. Prices for materials may fluctuate due to various factors, including demand levels or supply shortages. During 1996, major building material prices for lumber, asphalt and appliances remained relatively flat while prices for concrete increased modestly. The price of gypsum remained flat overall, increasing during the first half of the year with a corresponding decrease during the second half.

The Company enters into contracts with numerous subcontractors representing all building trades in connection with the construction of its homes, and has established long-term relationships with a number of subcontractors. These subcontractors bid competitively for each phase of the work at each project and are selected based on quality, price and reliability. Subcontractor bids are solicited after an internal job cost budget estimate has been prepared based on estimated material quantities. These internal estimates serve as the formal baseline budget against which the cost of each trade is measured. Each division is responsible for contracting all trades in each of its communities. Production costs are monitored monthly to assess actual versus contracted amounts. The Company closely monitors subcontractor performance and expenditures on each community to assess project profitability. Additionally, the Company is generally able to obtain reduced prices from many of its subcontractors due to the volume of work it provides to its subcontractors. Agreements with subcontractors generally are for three to twelve months, and provide a fixed price for labor and materials.

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

Sales and Marketing

Each division establishes marketing objectives, determines retail pricing, formulates sales strategies and develops advertising programs, which in each case, are subject to periodic market analyses conducted by the division. The Company typically constructs, furnishes and landscapes model homes for each community and maintains an on-site sales office staffed with its own sales personnel. The Company makes use of newspaper, billboard and direct mail advertising, special promotional events and illustrated brochures in a comprehensive marketing program. The Company has established a web site on the Internet (http://www.caltonhomes.com) to provide its customers with additional information on the Company's communities and homes. In marketing its products, the Company emphasizes quality, features and value and provides a 15 year limited warranty on its homes. In addition, the Company offers a customization program in order to make the products the Company builds more attractive to homebuyers by tailoring them to individual customer needs.

The Company's sales personnel participate in an intensive sales training program to develop their skills and knowledge. The Company consults with these personnel in the product development process to obtain and consider feedback from customers and information with respect to the Company's competitors.

Sales of the Company's homes are made pursuant to standard sales contracts that are customary in the markets served by the Company. Such contracts require a customer deposit (generally up to 5% of the base selling price unless limited by local law) at time of contract signing and provide the customer with a mortgage contingency, if necessary. The contingency period typically is sixty
(60) days following execution of the contract. In certain instances, contracts are contingent on the sale of a purchaser's existing home. In such cases, the Company retains the right to sell the home to a different buyer during the period in which the "house-to-sell" condition is not satisfied. The cancellation rate for new contracts signed was approximately 22% for fiscal 1996. Cancellation rates may vary from year to year. The Company attempts to limit cancellations by training its sales force to determine at the sales office the qualifications of potential homebuyers and by obtaining financial information about the prospective purchaser.

At February 3, 1997, the Company employed 48 full-time and part-time sales personnel who are paid on a salary and/or sales commission basis. The Company also utilizes the services of independent real estate brokers through a cooperative broker referral plan.

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

Backlog

At November 30, 1996, the Company had a backlog of signed contracts for 165 homes with an aggregate sales price of $40.2 million as compared to a backlog of signed contracts for 166 homes with an aggregate sales price of $36.0 million at November 30, 1995. All of the November 30, 1996 backlog is expected to be completed and delivered by November 30, 1997. Backlog includes contracts containing financing and certain other contingencies, including, in certain instances, contracts which are contingent on the buyer selling their homes. Due to changes in product offerings, the uncertainty of future market conditions and the general economic environment, the sales backlog achieved in the current period may not be indicative of those to be realized in succeeding periods.

Residential Development

The Company markets and sells varying types of residential homes ranging in base selling prices from $96,000 to $199,000 in the Florida division and $180,000 to $515,000 in the Northeast division. Current average base selling prices for the Company's homes are approximately $262,000 in New Jersey and $154,000 in Florida. Average base selling prices of homes sold in any period or unsold at any point in time will vary depending on the specific projects and style of homes under development. The Company continually monitors prevailing market conditions, including interest rates and the level of resale activity in the markets in which it operates. The Company may, from time to time, sell all or a portion of a residential project prior to its development by the Company.

As of November 30, 1996, the Company had 20 residential communities open for sales which include an aggregate of 1,150 single family detached homes to be delivered. The following sets forth certain information as of November 30, 1996 with respect to communities being developed by each of the Company's operating divisions:

                                           Homes
                                           Deliv- Homes
                                    Homes  ered   Un-
                      Year          Deliv- Year   der
                       of    Lots   ered   Ended  Con-
                      First   Ap-  Incept-  Nov.  tract   Un-
                      Deliv- proved ion to  30,  (Back- sold
                       ery    (a)    Date   1996  log)   Lots     Price Range
Northeast             ------  ----- -----  ----  ----   ----  -----------------
Belmont at Steeple-
 chase (Burlington)     1995    291    55    31     8    228  $179,990-$231,990
Bey Brook Estates
 (Dover)                1997     31     0     0     4     27  $396,990-$424,990
Crown Pointe
 (West Windsor)         1996     94     3     3    13     78  $384,990-$475,990
Jockey Club at
 Steeplechase
 (Burlington)           1995    177    88    41    15     74  $137,990-$171,990
Manalapan Chase
 (Manalapan)            1996     52    19    19    22     11  $328,990-$406,990
Monmouth Ridings
 (Howell)               1994    144   125    38     9     10  $184,990-$223,990
Regency Oaks (Marlboro) 1995     39    26     9     8      5  $338,990-$429,990
Stanton Ridge
 (Readington)           1997     14     0     0     2     12  $415,990-$514,990
Other (communities
 with fewer than 5
 homes unsold)                  754   752   119     1      1
                              ----- -----   ---   ---    ---
     Total                    1,596 1,068   260    82    446
                              ----- -----   ---   ---    ---

Orlando, Florida
Beechwoods
 (Altamonte Springs)    1995     57    38    27     3     16  $133,900-$174,990
Brookhaven Oaks
 (Ocoee)                1996     42     5     5    23     14  $145,990-$179,990
Cambridge Commons
 (Apopka)               1995     87    52    29     9     26  $ 99,990-$121,990
Cheshire Woods (Ocoee)  1996    100    20    20     7     73  $108,990-$127,990
Conway Harbor
 (Orlando)              1997     63     0     0     1     62  $119,990-$139,990
Crescent Park
 (Orlando)              1995    108    33    21     5     70  $156,990-$185,990
Cypress Lakes
 (Orlando)              1996     79    24    24     6     49  $ 95,990-$114,990
Heather Glen @
 Eastwood (Orlando)     1997     28     0     0     1     27  $139,990-$171,990
Longwood Club
 (Longwood)             1997     52     0     0     2     50  $159,990-$198,990
The Meadows (Oviedo)    1995     49    22    13     8     19  $140,990-$176,990
Saddlebrook (Gotha)     1995     52    45    27     1      6  $130,990-$173,990
Sand Lake Cove
 (Dr. Phillips)         1996     97    26    26     9     62  $164,990-$198,990
Other (communities
 with fewer than 5
 homes unsold)                  295   282    66     8      5
                              ----- -----   ---   ---    ---
     Total                    1,109   547   258    83    479
                              ----- -----   ---   ---    ---

Chicago, Illinois       1995     78    74    31     0      4
                              ----- -----   ---   ---    ---
     TOTAL                    2,783 1,689   549   165    929
                              ===== =====   ===   ===    ===


(a) Includes dwelling units completed and delivered, units under construction and units designated on subdivision or site plans where preliminary and final subdivision or site plan approvals, which in certain instances may be subject to the fulfillment of certain conditions imposed thereby, have been received. Also includes approximately 252 planned homes under rolling options in 6 communities in New Jersey and Florida currently being developed and marketed by the Company, which will require cash payments of $4.8 million in 1997, $3.6 million in 1998 and $390,000 in 1999.

Land Inventory

The Company acquires options or contingent purchase contracts on land where practicable and where market conditions and lending availability permit. In other instances, the Company has endeavored to acquire property either subject to purchase money mortgages, or on an installment method, with closings on a portion of a project on a periodic basis. In order to ensure the availability of land for future development, the Company believes it is necessary to control land in New Jersey at an earlier point in time than in other markets. As of November 30, 1996, if all of the options held by the Company were exercised and all of the contingent purchase contracts to which the Company is a party were closed, the Company would have sufficient land to maintain its anticipated level of deliveries for the next five years in the Northeast market. The Company believes that additional acquisitions of new communities will be required for anticipated deliveries in 1999 and beyond in the Florida market. The Company's revolving credit facility (the "Facility") contains provisions limiting the amount of land which the Company may acquire in any one year.

The following table sets forth certain information, as of November 30, 1996, with respect to options held by the Company and contingent purchase contracts to which the Company is a party:

                                  Number of
                                   Proposed
                                Residential    Planned
   Options by Division          Communities   Homes(1)
     Northeast                       10         3,459
     Orlando, Florida                 2           152
                                     --         -----
       Total                         12         3,611
                                     ==         =====


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

As of November 30, 1996, the Company held options or was a party to contingent contracts to purchase 12 parcels of land in New Jersey and Florida for which it has paid options fees and earnest money aggregating $2.1 million (which includes $900,000 applied to the purchase price of a property acquired in December, 1996). A total of 3,611 homes, of which 3,297 homes are single family and 314 are townhomes, are planned for these parcels. Through November 30, 1996, the Company has spent an additional $3.7 million in predevelopment costs on such land, $2.6 million of which costs would not be recoverable in the event these options were not exercised or the contracts were not closed, as the case may be. Assuming that in each year the Company makes payments with respect to either options or contingent contracts, exercises options, or closes such contracts with respect to the minimum amount of land necessary to retain its rights to acquire the remainder of the subject properties, the aggregate amount required to retain or exercise such options or close or extend such contingent contracts in periods subsequent to November 30, 1996 is approximately

$11.7 million in 1997, $13.3 million in 1998, $9.7 million in 1999,
$11.9 million in 2000, $8.3 million in 2001 and $59.8 million thereafter. Assuming the Company exercises such options and contingent contracts, the Company will be in a position to acquire title to approximately 313, 469, 425, 618, and 293 lots during fiscal years 1997 through 2001, respectively, and 1,493 lots thereafter. The Renaissance community represents the majority of the capital requirements and lots which are currently planned for development subsequent to the year 2001.

Commercial Land and Buildings

Pursuant to management's continued focus on its core homebuilding business, the Company sold four of its commercial properties in 1996 for approximately
$3.2 million. The sales resulted in an aggregate pre-tax gain of approximately $1.1 million and provided approximately $1.8 million of additional cash for operations.

The Company owns certain undeveloped properties in New Jersey, Florida, California and Pennsylvania. These properties include 60 acres of commercial property in Manalapan, New Jersey; 14 acres consisting of two parcels in Orange County, Florida; and three other properties, two in Pennsylvania and one in California. Each of these properties are currently available for sale except for one of the Pennsylvania properties, which has certain acreage under contract for sale.

Joint Ventures

The Company has participated in joint ventures in the past that were engaged in land and residential housing development. However, as of November 30, 1996, the Company had no involvement in any active joint ventures. In 1996, the Company received $460,000 of a fully reserved note receivable from a previous joint venture.

Competition

The Company's business is highly competitive. Homebuilders compete for desirable properties, financing, raw materials and skilled labor among other things. The Company competes in each of the geographic areas in which it operates with numerous real estate developers, ranging from small local to larger regional and national builders and developers, some of which have greater sales and financial resources than the Company. Resales of housing provide additional competition. The Company competes primarily on the basis of quality, features, value, reputation, price, location, design and amenities.

Regulation and Environmental Matters

The Company is subject to various local state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of its communities in certain states and localities in which it operates even if any or all necessary government approvals have been obtained. Generally, the Company must obtain numerous government approvals, licenses, permits, and agreements before it can commence development and construction. Certain governmental authorities impose fees as a means of defraying the cost of providing certain governmental services to developing areas, or have required developers to donate land to the municipality or make certain off-site land improvements. The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities.

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

The Florida Growth Management Act of 1985 requires that an infrastructure, including roads, sewer and water lines, must be in existence or funded concurrently with the construction of the development. If such infrastructure will not be concurrently available or funded, then the project cannot be developed. This will have an effect on limiting the amount of land available for development and may delay construction and completion of some developments.

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

Employees

As of February 3, 1997, the Company employed approximately 118 full-time personnel, including 15 corporate employees, 62 employees in the Northeast division and 41 employees in the Florida division. The Company also employs approximately 20 part-time employees in various locations. The Company believes its employee relations are satisfactory.

Item 2.  COMPANY FACILITIES

The Company leases approximately 19,413 square feet of office space (of which 3,629 square feet are sublet to tenants) and 6,200 square feet of storage space in a two-story office building in Manalapan, New Jersey, which houses the Company's corporate headquarters and its Northeast division. In addition, the Company leases 5,280 square feet of office space in Florida. Management believes that these arrangements provide adequate space for the Company to conduct its operations.

The Company also has remote sales offices when not utilizing a model home and construction offices on each of its project sites, some of which include mobile units which are leased for terms varying from one month to one year. From time to time the Company also leases model homes in some of its communities which the Company has previously sold to third parties under a lease-back arrangement. The current leases on model homes have terms up to two years.

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

Calton and its subsidiaries are involved from time to time in routine litigation. Management does not believes that any of this litigation is material to the financial position, results of operations or cash flows of the Company.

Calton's by-laws contain provisions which provide indemnification rights to officers, directors and employees under certain circumstances with respect to liabilities and damages incurred in connection with any proceedings brought against such persons by reason of their being officers, directors or employees of Calton.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive officers of the Company as of February 3, 1997 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table.

          Name         Age                 Position

Anthony J. Caldarone    59   Chairman, President and Chief Executive Officer

Robert A. Fourniadis    39   Senior Vice President-Legal and Secretary

Bradley A. Little       46   Senior Vice President-Finance, Treasurer and
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

                                    PART II



Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 1996 and 1995.

                                                High     Low
                Fiscal 1996

                1st Quarter                     7/16     5/16
                2nd Quarter                     3/4      3/8
                3rd Quarter                     1/2      5/16
                4th Quarter                     3/8      1/4

                Fiscal 1995

                1st Quarter                   1-1/8      5/8
                2nd Quarter                    11/16     3/8
                3rd Quarter                     1/2      3/8
                4th Quarter                     9/16     5/16

        At February 3, 1997, there were approximately 648 holders of the Company's common stock.



        The Company has not paid dividends on its capital stock in the past. In addition, the terms of the Facility prohibits the payment of dividends.


Item 6.  SELECTED FINANCIAL DATA

         To be filed by amendment.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To be filed by amendment.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         To be filed by amendment.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to Directors is incorporated herein by reference to "Election of Directors" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


Item 11.  EXECUTIVE COMPENSATION

          Information pertaining to executive compensation is incorporated herein by reference to "Election of Directors-Executive Compensation" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Shareholders" and "Security Ownership of Management" from the Registrant's definitive proxy statement for the annual meeting of shareholders.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

          None.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                           Page

(a)  1. and 2. Financial statements and financial statement schedules*

               Reference is made to the Index of Financial Statements and
               Financial Statement Schedules hereinafter contained          F-1

     3.        Exhibits

               Reference is made to the Index of
               Exhibits hereinafter contained                               F-2
                                                                            and
                                                                            F-3

(b)  Reports on Form 8-K

     None


* To be filed by amendment.

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

Signature                            Title                            Date


/s/ Anthony J. Caldarone    Chairman, Chief Executive            March 17, 1997
(Anthony J. Caldarone)      Officer and President
                            (Principal Executive Officer)

/s/ Bradley A. Little       Senior Vice President - Finance      March 17, 1997
(Bradley A. Little)         & Treasurer (Principal
                            Financial & Accounting Officer)

/s/ J. Ernest Brophy        Director                             March 17, 1997
(J. Ernest Brophy)


/s/ Mark N. Fessel          Director                             March 17, 1997
(Mark N. Fessel)


/s/ Frank Cavell Smith, Jr. Director                             March 17, 1997
(Frank Cavell Smith, Jr.)

                         CALTON, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                    Page Number

Consolidated Balance Sheet at November 30, 1996 and 1995. . . . . . . . . . . *

Consolidated Statement of Operations for the years ended
  November 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . . *

Consolidated Statement of Cash Flows for the years
  ended November 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . *

Consolidated Statement of Shareholders' Equity for
  the years ended November 30, 1996, 1995 and 1994. . . . . . . . . . . . . . *

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . *

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . *

Consent of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . *

Schedules**

II-Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . . . . . *




* To be filed by amendment.

** Schedules other than the schedule listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.


                             F-1

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

4. Amended and Restated Loan and Security Agreement dated as of May 28, 1993, among the Registrant, Calton Funding, Inc. and a group of financial institutions, incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, the First, Second and Third Amendments to such Amended and Restated Loan and Security Agreement, incorporated by reference to Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November 30, 1993, Fourth Amendment to such Amended and Restated Loan Agreement, incorporated by reference to Exhibit 10.7(b) to Amendment No. 2 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, Fifth Amendment to such Amended and Restated Loan and Security Agreement incorporated by reference to Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November 30, 1994, Sixth Amendment to such Loan and Security Agreement, incorporated by reference to Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Seventh Amendment to such Loan and Security Agreement, incorporated by reference to Exhibit 4 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Eighth Amendment to such Loan and Security Agreement and Ninth Amendment to such Loan and Security Agreement.

(*)10.1   1996 Equity Incentive Plan.

(*)10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(*)10.4   Incentive Compensation Plan of Registrant.

(*)10.6 Severance Policy for Senior Executives of Registrant incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.

                               F-2

(**)10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to
          Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(**)10.8 Supplemental Executive Compensation Agreement dated as of May 12, 1995 between the Registrant and Douglas T. Noakes, incorporated by reference to Exhibit 10.8 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(**)10.9 Supplemental Executive Compensation Agreement dated as of May 12, 1995 between the Registrant and Bradley A. Little, incorporated by reference to Exhibit 10.9 to Form 10-K of Registrant for the fiscal year ended November 30, 1995. An agreement substantially identical in term and content and executed by the Registrant and Robert A. Fourniadis has not been reproduced herein.

13. Certain pages of Registrant's 1996 Annual Report to Shareholders which, except for those portions expressly incorporated herein by reference, are not deemed filed a part hereof - to be filed by amendment.

21.       Subsidiaries of the Registrant.

27.       Financial Data Schedule - to be filed by amendment.


(*) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(**)      Constitutes a management contract required to be filed pursuant to
          Item 14(c) of Form 10-K.


                              F-3

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549




                                   EXHIBITS
                                  FILED WITH
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                                  CALTON, INC.
                                     1996