Form 10-K/A
period 1996-11-30
CALTON INC
filed 1997-04-11
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                              FORM 10-K/A
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended November 30, 1996
                               or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of March 31, 1997 was $8,489,000.

As of March 31, 1997, 26,538,000 shares of Common Stock were outstanding.

Certain items in Parts I and II incorporate information by reference from the 1996 Annual Report to Shareholders. Except for portions which are expressly incorporated by reference herein, the Annual Report is not deemed filed a part hereof.


Disclosure Concerning Forward-Looking Statements
All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements incorporated by reference in
Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business," are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements, including the statements pertaining to the Company's ability to comply with the covenants contained in its revolving credit facility which are incorporated by reference in Part II - Items 7 and 8, involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and product development, availability of working capital and the availability and cost of labor and materials, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


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

In 1996, the Company began its entry into the active adult housing market in Ocean County, New Jersey. Through this community, marketed under the name Renaissance, the Company will offer nine different single-family detached home types. The Company has the contractual right to purchase up to 2,000 finished lots on a rolling-option basis with the land seller funding the construction of the amenities. This community is anticipated to be a major part of the Northeast division's future deliveries and results. The Renaissance community will offer a wide array of amenities, including a 24-hour attended gatehouse, a 25,000 square foot clubhouse and an eighteen-hole golf course.

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



At March 31, 1997, the Company employed 50 full-time and part-time sales personnel who are paid on a salary and/or sales commission basis. The Company also utilizes the services of independent real estate brokers through a cooperative broker referral plan.

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

As of November 30, 1996, the Company had 20 residential communities open for sales which include an aggregate of 1,150 single family detached homes to be delivered. The following sets forth certain information as of November 30, 1996 with respect to communities being developed by each of the Company's operating divisions:

                                           Homes
                                           Deliv- Homes
                                     Homes ered   Un-
                      Year           Deliv- Yr.   der
                       of     Lots   ered  Ended  Con-
                      First   Ap-    Incep-Nov.  tract   Un-
                      Deliv-  proved tion   30,  (Back- sold
                       ery     (a)  To Date1996  log)   Lots     Price Range
Northeast             ------  ----- -----  ----  ----   ----  -----------------
Belmont at
 Steeplechase
 (Burlington)           1995    291    55    31     8    228  $179,990-$231,990
Bey Brook
 Estates (Dover)        1997     31     0     0     4     27  $396,990-$424,990
Crown Pointe
 (West Windsor)         1996     94     3     3    13     78  $384,990-$475,990
Jockey Club at
 Steeplechase
 (Burlington)           1995    177    88    41    15     74  $137,990-$171,990
Manalapan Chase
 (Manalapan)            1996     52    19    19    22     11  $328,990-$406,990
Monmouth Ridings
 (Howell)               1994    144   125    38     9     10  $184,990-$223,990
Regency Oaks
 (Marlboro)             1995     39    26     9     8      5  $338,990-$429,990
Stanton Ridge
 (Readington)           1997     14     0     0     2     12  $415,990-$514,990
Other (commun-
 ities with fewer
 than 5 homes
 unsold)                        754   752   119     1      1
                              ----- -----  ----  ----   ----
     Total                    1,596 1,068   260    82    446


Orlando, Florida
Beechwoods
 (Altamonte
 Springs)               1995     57    38    27     3     16  $133,900-$174,990
Brookhaven Oaks
 (Ocoee)                1996     42     5     5    23     14  $145,990-$179,990
Cambridge Com-
 mons (Apopka)          1995     87    52    29     9     26  $ 99,990-$121,990
Cheshire Woods
 (Ocoee)                1996    100    20    20     7     73  $108,990-$127,990
Conway Harbor
 (Orlando)              1997     63     0     0     1     62  $119,990-$139,990
Crescent Park
 (Orlando)              1995    108    33    21     5     70  $156,990-$185,990
Cypress Lakes
 (Orlando)              1996     79    24    24     6     49  $ 95,990-$114,990
Heather Glen at
 Eastwood
 (Orlando)              1997     28     0     0     1     27  $139,990-$171,990
Longwood Club
 (Longwood)             1997     52     0     0     2     50  $159,990-$198,990
The Meadows
 (Oviedo)               1995     49    22    13     8     19  $140,990-$176,990
Saddlebrook
 (Gotha)                1995     52    45    27     1      6  $130,990-$173,990
Sand Lake Cove
 (Dr. Phillips)         1996     97    26    26     9     62  $164,990-$198,990
Other (com-
 munities with fewer
 than 5 homes
 unsold)                        295   282    66     8      5
                              ----- -----  ----  ----   ----
     Total                    1,109   547   258    83    479


Chicago, Illinois       1995     78    74    31     0      4
                              ----- -----  ----  ----   ----
     TOTAL                    2,783 1,689   549   165    929
                              ===== =====  ====  ====   ====

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

Land Inventory

The Company acquires options or contingent purchase contracts on land where practicable and where market conditions and lending availability permit. In other instances, the Company has endeavored to acquire property either subject to purchase money mortgages, or on an installment method, with closings on a portion of a project on a periodic basis. In order to ensure the availability of land for future development, the Company believes it is necessary to control land in New Jersey at an earlier point in time than in other markets. As of November 30, 1996, if all of the options held by the Company were exercised and all of the contingent purchase contracts to which the Company is a party were closed, the Company would have sufficient land to maintain its anticipated level of deliveries for the next five years in the Northeast market. The Company believes that additional acquisitions of new communities will be required for anticipated deliveries in 1999 and beyond in the Florida market. The Company's revolving credit facility (the "Facility") contains provisions limiting the amount of land which the Company may acquire in any one year (other than land acquisitions utilizing proceeds of purchase money mortgages) to $22.0 million in 1997.

The following table sets forth certain information, as of November 30, 1996, with respect to options held by the Company and contingent purchase contracts to which the Company is a party:

                                Number of
                                Proposed
                                Residential    Planned
                                Communities   Homes (1)
                                -----------   ---------
Northeast                                10       3,459
Orlando, Florida                          2         152
                                -----------   ---------
     Total                               12       3,611
                                ===========   =========

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

Joint Ventures

The Company has participated in joint ventures in the past that were engaged in land and residential housing development. During 1996, the Company received $460,000 of a fully reserved note receivable from a previous joint venture and received $725,000 from the liquidation of a joint venture in which it previously participated. However, as of November 30, 1996, the Company had no involvement in any active joint ventures.

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

Employees

As of March 31, 1997, the Company employed approximately 116 full-time personnel, including 15 corporate employees, 63 employees in the Northeast division and 38 employees in the Florida division. The Company also employs approximately 20 part-time employees in various locations. The Company believes its employee relations are satisfactory.

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

                                  PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1996 and 1995 and the number of holders of Common Stock is presented on page 24 of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

The Company has not paid dividends on its capital stock in the past. In addition, the terms of the Facility prohibit the payment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The financial highlights data is presented on page one of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is presented on pages 5 through 11 of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the Report of Independent Accountants thereon and the unaudited Quarterly Financial Results, are presented on pages 12 through 24 of the 1996 Annual Report to Shareholders, which information is incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of March 31, 1997 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table.

Name                                   Age            Position

Anthony J. Caldarone                    59            Chairman, President and
                                                      Chief Executive Officer

Robert A. Fourniadis                    39            Senior Vice President-
                                                      Legal and Secretary

Bradley A. Little                       46            Senior Vice President-
                                                      Finance, Treasurer and
                                                      Chief Financial Officer

J. Ernest Brophy                        72            Director

Mark N. Fessel                          40            Director

Frank Cavell Smith, Jr.                 51            Director


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

Mr. Brophy, a self-employed attorney and certified public accountant specializing in tax consultation to clients engaged in the construction business, was reappointed as a Director of Calton in November 1995, having served in such capacity from March 1983 through November 1985 and from April 1986 until through May 1993 when the Company consummated the Reorganization.

Since 1992, Mr. Brophy has served as Chief Financial Officer and a director of Hurdy-Gurdy International, Inc., a company that markets sorbet products.

Mr. Fessel was designated as a Director of Calton by the holders of a majority in outstanding principal amount of the Company's 12-5/8% Subordinated Notes (the "Subordinated Notes") pursuant to the Reorganization in May 1993. Since 1985, Mr. Fessel has owned and operated a real estate company and has acted as principal in numerous commercial and residential real estate developments throughout the northeast. In 1984, Mr. Fessel served as the Vice President of Acquisitions of the Meredith Organization, a nationally recognized real estate developer.

Mr. Smith was designated as a Director of Calton by the holders of a majority in outstanding principal amount of Subordinated Notes pursuant to the Reorganization in May 1993. Since 1990, Mr. Smith has been associated with the MEG Companies as a Senior Consultant responsible for corporate real estate consulting activities. From 1977 to 1990, Mr. Smith served as a Real Estate Consultant and Real Estate Development Manager for The Spaulding Co., Inc. Mr. Smith also is an adjunct faculty member at Boston University and a member of the Board of Trustees of Shelter, Inc.


Item 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended November 30, 1996, 1995 and 1994, of the Chief Executive Officer of the Company in fiscal 1996 and the other executive officers of the Company who earned salary and bonuses in fiscal 1996 in excess of $100,000 (collectively, the "Named Officers"):

                               SUMMARY COMPENSATION TABLE

                                                      Long
                                                      Term
                                                     Compen-
                                                     sation
                                                     Awards
                                                     Securities   All Other
                                                       Under-      Compen-
Name and                         Salary    Bonus       lying       sation
Principal Position (1)   Year    ($)(2)   ($)(2)    Options (#)   ($)(4)(5)
----------------------   ----   -------- ---------  -----------   ----------
Anthony J. Caldarone     1996   $250,000 $  20,000           --      $13,007(6)
 Chairman, Chief         1995      7,692        --      500,000(7)       240
 Executive Officer &     1994         --        --           --           --
 President(8)

Bradley A. Little        1996    140,000    15,000       25,000        7,586
 Sen. Vice President-    1995    137,917        --      185,000(9)    14,004
 Finance & Treasurer     1994    126,250   100,000       60,000       11,922

Robert A. Fourniadis     1996    122,500    10,000       10,000        7,014
  Sen. Vice President-   1995    120,417        --      185,000(9)    13,812
  Legal & Secretary      1994    108,333    90,000       60,000       11,470
___________________

(1) Each of the individuals named in the above table served as an officer of the Company's wholly owned subsidiary, Calton Homes, Inc. ("Calton Homes"), during all or a portion of the three years ended November 30, 1996. All cash compensation included in the above table was paid or accrued by Calton Homes.

(2) Represents amounts accrued in fiscal 1994 and fiscal 1996 and payable in the subsequent fiscal year to the Named Officers pursuant to the Company's Incentive Compensation Plan (the "Incentive Plan"). No Incentive Plan Awards were made with respect to fiscal 1995. The Incentive Plan provides for an incentive compensation pool equal to ten percent (10%) of the Company's annual pre-tax income, subject to certain adjustments to pre-tax income that may be made by the Compensation Committee to remove the effect of events or transactions not in the ordinary course of the Company's operations. No such adjustments were made for the fiscal years 1994 or 1996, and the incentive compensation pools for such years were $656,000 in fiscal 1994 (of which $620,000 was awarded) and $120,000 in fiscal 1996 (of which $119,000 was awarded). Officers and key operations and senior corporate management employees (the "Eligible Employees") of the Company and its subsidiaries are eligible for participation in the Incentive Plan. In addition, up to 10% of the incentive compensation pool established under the Incentive Plan may be used for bonuses to full time employees who do not otherwise have an opportunity for commissions or bonuses. The Eligible Employees are determined each fiscal year by the Compensation Committee based on the recommendations of the President and Chief Executive Officer of the Company. An Eligible Employee may not receive a distribution from the incentive compensation pool for any fiscal year that exceeds the lesser of twenty percent (20%) of the available incentive compensation pool or one hundred percent (100%) of the Eligible Employee's base salary for such fiscal year, unless otherwise provided in the Eligible Employee's employment agreement with the Company. The Compensation Committee ultimately determines the percentage, if any, of the incentive compensation pool for a fiscal year to be awarded to an Eligible Employee.

(3) Includes amounts contributed by the Company under its 401(k) Plan (the "401(k) Plan"). All full-time employees who have completed more than one year of service with the Company are eligible to participate in the 401(k) Plan which allows eligible employees to save up to 18% of their pre-tax compensation (subject to a maximum amount per year established annually pursuant to the Internal Revenue Code of 1986, as amended) through a pay-roll deduction. Subject to the discretion of its Board of Directors, the Company may make matching contributions to the 401(k) Plan in the form of cash or Common Stock. The Company's matching contribution for fiscal 1996 was made primarily in Common Stock and the Company anticipates that its matching contribution for the next fiscal year will be made in the form of Common Stock. Amounts contributed by the Company to the accounts of the Named Officers for fiscal 1996 (including the dollar value of contri-butions made in the form of Common Stock) were as follows: Mr. Caldarone
     - $475; Mr. Little - $475; and Mr. Fourniadis - $273.

(4) Includes the reimbursement by the Company of automobile expenses in fiscal 1996 as follows: Mr. Caldarone - $8,040; Mr. Little - $6,000; and Mr. Fourniadis - $6,000.

(5) Includes cost of premiums paid by the Company under a program which provides officers of the Company with additional life insurance (supplementing the coverage available under the Company's group life insurance plan) as follows: Mr. Caldarone - $3,450; Mr. Little - $1,111; and Mr. Fourniadis - $741.

(6) Includes $1,042 paid to Mr. Caldarone in connection with his election not to participate in the Company's group health insurance plan.

(7) Represents options to purchase Common Stock which were granted to Mr. Caldarone effective January 31, 1996 pursuant to his employment agreement with the Company.

(8) Mr. Caldarone was reappointed Chairman, President and Chief Executive Officer of the Company on November 21, 1995 having previously served in such capacities from the Company's inception until June 1993.

(9) Represents 25,000 shares underlying options granted in January 1996 for services rendered in fiscal 1995 and 160,000 shares underlying options granted in respect of prior fiscal years which were repriced in 1995.

Directors' Compensation

Members of the Board of Directors who are not full time employees of Calton were each entitled in fiscal 1996 to annual compensation of $20,000 for service as a director. Calton paid or accrued a total of $69,000 in director fees to members of the Board of Directors during fiscal year 1996. Directors are reimbursed for travel expenses incurred in connection with attendance at Board and committee meetings. Directors who are not full time employees are paid a participation fee of $1,000 for each committee meeting attended. In addition, under the terms of the Company's 1996 Equity Incentive Plan (the "1996 Option Plan") each non-employee director who has attended 75% or more of the Board meetings and meetings of the committees on which he serves is awarded options to purchase 10,000 shares of the Company's Common Stock each time such director is re-elected to the Board of Directors. Options to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $.53125 per share (the fair market value of the Common Stock on the date of grant) were granted to non-employee directors pursuant to the 1996 Option Plan in fiscal 1996. The exercise price of these options was adjusted to $.41 per share (the fair market value of the Common Stock on the date of the adjustment) in January 1997.

Employment Agreement with Chief Executive Officer

Effective November 21, 1995, the Company entered into an Employment Agreement (the "Employment Agreement") with Anthony J. Caldarone, Chairman, President and Chief Executive Officer of the Company. The term of the Employment Agreement will end on November 30, 1998; provided, that such term will be automatically extended annually for periods of one (1) year unless a notice of non-extension is issued by the Company or Mr. Caldarone. Pursuant to the Employment Agreement, Mr. Caldarone will receive a minimum annual salary of $250,000 ("Base Compensation") which may be increased by the Board or a committee thereof. Mr. Caldarone is entitled to participate in any bonus compensation or benefit plan or arrangement provided by the Company to its employees or senior level executives, including the Company's Incentive Plan. Under the Employment Agreement, Mr. Caldarone may be awarded up to thirty percent (30%) of the Incentive Plan's designated incentive compensation for any fiscal year and, subject to such limitation, is entitled to not less than one-half of the average percentage that all awards to other Eligible Participants are of the respective Eligible Participants' base salary for the relevant fiscal year. Mr. Caldarone is entitled to be reimbursed by the Company for certain automobile expenses and was granted options to purchase 500,000 shares of Common Stock under the 1996 Option Plan pursuant to the Employment Agreement.

If the Employment Agreement is terminated by reason of Mr. Caldarone's death, the Company is obliged to reimburse Mr. Caldarone's designated beneficiaries the cost of COBRA benefits, other than long-term disability coverage, for a period of 18 months following the date of death. If the Employment Agreement is terminated by reason of Mr. Caldarone's disability, Mr. Caldarone will be entitled to receive a lump sum cash payment equal to one years' Base Compensation (the "Severance Compensation") from the Company as well as the cost of COBRA benefits, other than long-term disability, for him and his family for a period of 18 months following the date of termination, and continue to participate in any group life insurance or supplemental life insurance program of the Company then in effect for a period of 18 months following the date of termination (collectively, the "Severance Benefits"). The Company may terminate the Employment Agreement for just cause in the event Mr. Caldarone is convicted of a felony in connection with his duties as an officer of the Company, if the commission of such felony resulted in a personal financial benefit to Mr. Caldarone. Upon termination for just cause by the Company, Mr. Caldarone is not entitled to receive any Severance Compensation or Severance Benefits. If the Company terminates the Employment Agreement without just cause, Mr. Caldarone is entitled to the Severance Compensation and Severance Benefits. If the Company terminates the Employment Agreement by issuing a notice of non-extension, Mr. Caldarone is entitled to receive a lump sum cash payment equal to one years' Base Compensation as well as the Severance Benefits. Mr. Caldarone may terminate the Employment Agreement for just cause and receive Severance Compensation and Severance Benefits, if (i) the Board fails to re-elect him as each of Chairman, President and Chief Executive Officer of the Company, (ii) the Board significantly reduces the nature and scope of his authorities, powers, duties and functions, (iii) the Company breaches any material covenant of the Employment Agreement, or (iv) the Company consents to Mr. Caldarone's retirement. If Mr. Caldarone terminates the Employment Agreement without just cause or by issuing a notice of non-extension, he is not entitled to the Severance Compensation or Severance Benefits. After the date of termination of Mr. Caldarone' employment for any of the reasons specified herein and in the Employment Agreement, Mr. Caldarone will not receive any further salary payments under the Employment Agreement.

For the term of the Employment Agreement and for a period of twelve (12) months following termination of Mr. Caldarone' employment, other than for just cause by the Company or without just cause by Mr. Caldarone, Mr. Caldarone is restricted from competing with the Company in certain regions in which the Company is actively engaged in business.

Severance Policy Arrangements For Senior Executives

The Company has established a severance compensation policy for senior level executives who have been employed by the Company for more than one year (the "Severance Policy"). To become eligible to participate in the Severance Policy, a senior level executive must be selected by the Company's Compensation Committee and approved by the Board of Directors ("Eligible Participants"). Under the Severance Policy, an Eligible Participant whose employment is terminated is entitled to receive one month's base salary for each year employed by the Company, pro rated for any partial year, but in no event less than six month's base salary; provided, however, that the Eligible Participants who were designated to participate in the Severance Policy in August 1993 (Mr. Little and Mr. Fourniadis) are entitled to receive twelve month's base salary. In addition, the Company will pay all amounts required to be paid by the

Eligible Participants to continue insurance coverage under COBRA for a period of time equal to the number of months on which the severance compensation is based. The severance compensation for Eligible Participants who are parties to employment agreements will be governed by the terms of such agreements. Eligible Participants who resign voluntarily or who are terminated for cause (as defined in the Severance Policy) will not be eligible for severance compensation.

Option Grants

Shown below is further information with respect to grants during fiscal 1996 of stock options to the Named Officers by the Company which are reflected in the Summary Compensation Table set forth under the caption "Executive
Compensation."

                      Individual Grants
                      ------------------


                                %   of
                                Total                          Potential
                                Options                        Realizable
                                Granted                     Value at Assumed
                                  to    Exer-                 Annual Rates
                     No. of     Employ- cise                 of Stock Price
                     Securities   ees     or                 Appreciation for
                     Underlying   in     Base                  Option Term
                     Options     Fiscal Price   Expiration  -----------------
Name                 Granted (#) Year   ($/Sh)  Date (1)    5% ($)    10% ($)
-------------------- ----------  -----  ------- ----------  --------  --------
Bradley A. Little     25,000(1)   3.2% $.53125(2) 4/24/2006   $8,353   $21,166
Robert A. Fourniadis  10,000(2)   1.3%  .53125(2) 4/24/2006    3,341     8,467

(1) Represents shares of Common Stock underlying options granted in April 1996. The options are exercisable cumulatively in five equal annual installments commencing on the first anniversary of the date of grant.

(2) The exercise price of these options was adjusted to $.41 per share in January 1997. The potential realizable value of the adjusted options held by the individuals identified in the above table is as follows: Mr. Little
     - $5,849 (assuming a 5% annual appreciation rate) and $14,523 (assuming a 10% annual appreciation rate); and Mr. Fourniadis - $2,340 (assuming a 5% annual appreciation rate) and $5,809 (assuming a 10% appreciation rate).

Option Exercises and Fiscal Year-End Values

Shown below is information with respect to unexercised options to purchase the Company's Common Stock held by the Named Officers at November 30, 1996. On such date, the exercise price of each of such options equaled or exceeded the closing price of the Company's Common Stock on the American Stock Exchange ($.3125 per share) on November 29, 1996 (the last day of fiscal 1996 on which the Common Stock was traded on the American Stock Exchange). No options were exercised in fiscal 1996.

                                        Number of Securities
                                       Underlying Unexercised
                                    Options Held at FY-End (#)(1)
                                    -----------------------------
                                     Exercisable   Unexercisable
                                     -----------   -------------
Anthony J. Caldarone                     500,000             ---
Bradley A. Little                        120,000          90,000
Robert A. Fourniadis                     120,000          75,000

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mark N. Fessel and Frank Cavell Smith, Jr. No such person was an officer or employee of the Company during fiscal 1996 or was formerly an officer of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of March 31, 1997 by (i) each person known by the Company to be the beneficial owner (as defined in Rule 13d-3 ("Rule 13d-3") of the Securities Exchange Act of 1934) of more than five percent (5%) of the Company's Common Stock and (ii) each of the Named Officers who was employed by the Company at March 31, 1997. Except as set forth in the footnotes to the table, the shareholders have sole voting and investment power over such shares:

                                     Amount and Nature of          Percent
Name of Beneficial Owner             Beneficial Ownership         of Class
------------------------             --------------------         --------
Anthony J. Caldarone                            7,433,618(1)         27.5%
Joyce P. Caldarone                              4,775,618(2)         17.7%
Apollo Homes Partners, L.P.(3)                  2,658,000(4)         10.0%
Frederick J. Jaindl(5)                          2,195,350             8.3%
Goldman Sachs & Co.(6)                          1,344,600             5.1%
Robert A. Fourniadis                              168,919(7)           (8)
Bradley A. Little                                 166,276(9)           (8)
J. Ernest Brophy                                   23,770(10)          (8)
Mark N. Fessel                                     14,390(10)          (8)
Frank Cavell Smith, Jr.                            10,000(10)          (8)
All Directors and Executive
 Officers as a Group
 (6 persons)(1)(7)(9)(10)                       7,816,973            28.7%
____________________

(1) Includes an aggregate of 1,395,209 shares held by Joyce P. Caldarone, Mr. Caldarone's wife, as to which shares he disclaims any beneficial interest, 500,000 shares subject to currently exercisable options granted under the Company's 1996 Equity Incentive Plan (the "1996 Option Plan"), 8,837 shares held through the Company's 401(k) Plan and 2,658,000 shares held by Apollo Homes Partners, L.P. ("Apollo Homes"), which Mr. Caldarone has the right to vote in the election of directors pursuant to a proxy granted to him by Apollo Homes. In addition, under the terms of a stock purchase agreement between Mr. Caldarone and Apollo Homes, Mr. Caldarone was granted certain rights of first offer with respect to the shares of Calton Common Stock owned by Apollo. The agreement also grants Apollo certain "tag-along rights" to sell shares of Calton Common Stock in the event of, and along with, certain transfers of Common Stock made by Mr. and/or Mrs. Caldarone, and contains provisions requiring (a) Apollo, under certain circumstances, to sell the Common Stock owned by it in the event that Mr. and Mrs. Caldarone sell all of the securities of the Company that they own and (b) Mr. and Mrs. Caldarone to offer to Apollo, under certain circumstances, the opportunity to purchase a pro rata portion of additional securities acquired by Mr. and/or Mrs. Caldarone from the Company.

(2) Includes an aggregate of 3,380,409 shares beneficially owned by Anthony J. Caldarone, Mrs. Caldarone's husband, as to which shares she disclaims any beneficial interest.

(3) The sole general partner of Apollo Homes is AIF II, L.P., a Delaware limited partnership. The managing general partner of AIF II, L.P. is Apollo Advisors, whose principal offices are located at Two Manhattanville Road, Purchase, New York 10577. Apollo Capital Management, Inc. ("ACM") is the general partner of Apollo Advisors. Shareholdings information is based upon Apollo Homes' Schedule 13D, as amended to November 21, 1995.

(4) See note 1 above for a description of certain rights granted by Apollo Homes to Anthony J. Caldarone with respect to these shares.

(5) Such holder maintains an address at c/o Jaindl Farms, 3150 Coffeetown Road, Orefield, Pennsylvania 12609. Shareholdings information is based upon the Schedule 13D of such holder, as amended to January 14, 1997.

(6) The principal offices of such shareholder are located at 85 Broad Street, New York, New York 10004. Shareholdings information is based upon the
     Schedule 13D, as amended to May 5, 1995, of Goldman Sachs & Co., the direct owner, and The Goldman Sachs Group, L.P., which indicates that each of such entities is a beneficial owner of such shares.

(7) Includes 148,333 shares subject to currently exercisable options granted under the Company's Amended and Restated 1993 Non-Qualified Stock Option Plan (the "1993 Option Plan" and 20,586 shares held through the Company's 401(k) Plan.

(8) Shares beneficially owned do not exceed 1% of the Company's outstanding Common Stock.

(9) Includes 148,333 shares subject to currently exercisable options granted under the 1993 Option Plan and 17,943 shares held through the Company's 401(k) Plan.

(10) Includes 10,000 shares subject to currently exercisable options granted under the 1996 Option Plan.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Goldman, Sachs & Co. is the beneficial owner of more than 5% of the Company's Common Stock and is affiliated with one of the lenders under the Facility. This affiliate held a 22.5% interest in amounts outstanding under the Facility, which totaled $39.5 million, at November 30, 1996.

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

                     None

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

      Signature                       Title                           Date

/s/ Anthony J. Caldarone      Chairman, Chief Executive          April 11, 1997
(Anthony J. Caldarone)        Officer and President
                              (Principal Executive Officer)

/s/ Bradley A. Little         Senior Vice President-Finance      April 11, 1997
(Bradley A. Little)           & Treasurer (Principal Financial
                              & Accounting Officer)

/s/ J. Ernest Brophy          Director                           April 11, 1997
(J. Ernest Brophy)


/s/ Mark N. Fessel            Director                           April 11, 1997
(Mark N. Fessel)


/s/ Frank Cavell Smith, Jr.   Director                           April 11, 1997
(Frank Cavell Smith, Jr.)

                             CALTON, INC. AND SUBSIDIARIES
                            INDEX TO FINANCIAL STATEMENTS AND
                              FINANCIAL STATEMENT SCHEDULES


                                                                      Page
                                                                    Number

Consolidated Balance Sheet at November 30, 1996 and 1995. . . . . . . .*

Consolidated Statement of Operations for the years ended
  November 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . . . . .*

Consolidated Statement of Cash Flows for the years
  ended November 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . .*

Consolidated Statement of Shareholders' Equity for
  the years ended November 30, 1996, 1995 and 1994. . . . . . . . . . .*

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .*

Report of Independent Accountants . . . . . . . . . . . . . . . . .  *,F-2

Consent of Independent Accountants. . . . . . . . . . . . . . . . . . .F-3

Schedules**

II-Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . . .F-4




* The financial statements and notes thereto together with the Report of Independent Accountants on pages 12 through 24 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

** Schedules other than the schedule listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                             F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the consolidated financial statements of Calton, Inc. and Subsidiaries, dated January 10, 1997, except for Notes 1 and 5, as to which the date is April 11, 1997, has been incorporated by reference in this Form 10-K from page 24 of the 1996 Annual Report to Shareholders of Calton, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.

Princeton, New Jersey
January 10, 1997

                             F-2

                       CONSENT OF INDEPENDENT ACCOUNTANTS






We consent to the incorporation by reference in the Registration Statements of Calton, Inc. and Subsidiaries on Form S-8 (Nos. 33-35176 and 33-75184) of our report, dated January 10, 1997, except for Notes 1 and 5, as to which the date is April 11, 1997, on our audits of the consolidated financial statements and financial statement schedule of Calton, Inc. and Subsidiaries as of November 30, 1996, and 1995 and for the years ended November 30, 1996, 1995 and 1994, which report has been incorporated by reference in this Annual Report on Form 10-K.


/s/ Coopers & Lybrand L.L.P.

Princeton, New Jersey
April 11, 1997

                             F-3

                                  SCHEDULE II

                         CALTON, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Amounts in Thousands)

                                         Additions
                                    ----------------------
                          Balance    Charged                            Balance
                         at Begin-  to Costs    Charged to                at
                          ning of     and       to Other                End of
Description                Year     Expenses    Accounts    Deductions   Year
--------------------     --------   --------   -----------  ----------  ------
Year ended
 November 30, 1994:
Net realizable
 value reserves
 for inventory           $    --    $   400    $        --  $       --  $   400
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset               $ 39,365   $     --   $        --  $    2,473  $36,892
                         ========   ========   ===========  ==========  =======

Year ended
 November 30, 1995:
Net realizable
 value reserves
 for inventory           $    400   $  1,593   $        --  $       --  $ 1,993
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset               $ 36,892   $     --   $        --  $ 18,245(A) $18,647
                         ========   ========   ===========  ==========  =======

Year ended
 November 30, 1996:
Net realizable
 value reserves
 for inventory           $  1,993   $     --   $        --  $      880  $ 1,113
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset               $ 18,647   $     --   $       981  $       --  $19,628
                         ========   ========   ===========  ==========  =======



(A) Represents the impact of the recalculation of the Section 382 limitation and the utilization against taxable income attributable to Talcon, L.P.
                             F-4

                                INDEX TO EXHIBITS

2.                Plan of Reorganization of the Registrant and Subsidiaries
                  incorporated by reference to Exhibit 2 to Amendment No. 1 to
                  Form S-1 Registration Statement under the Securities act of
                  1933, Registration No. 33-60022.
3.1               Amended and Restated Certificate of Incorporation of the
                  Registrant filed with the Secretary of State, State of New
                  Jersey on May 28, 1993, incorporated by reference to Exhibit
                  3.2 to Amendment No. 1 to Form S-1 Registration Statement
                  under the Securities Act of 1933, Registration No. 33-60022 and Certificate Amendment to Amended and Restated
                  Certificate of Incorporation of Registrant filed with the
                  Secretary of State, State of New Jersey on April 27, 1994,
                  incorporated by reference to Exhibit 3(b) to Form S-1
                  Registration Statement under the Securities Act of 1933,
                  Registration No. 33-76312.
3.2               By Laws of Registrant, as amended, incorporated by reference to Exhibit 3.1 of Form 10-K of Registrant for the fiscal
                  year ended November 30, 1990.
4.                Second Amended and Restated Loan and Security Agreement
                  dated as of April 10, 1997, among the Registrant, Calton
                  Funding, Inc. and a group of financial institutions. Upon
                  request of the Securities and Exchange Commission, the
                  Registrant agrees to furnish a copy of the exhibits and
                  schedules identified in such agreement.
(*)10.1           1996 Equity Incentive Plan.
(*)10.3           Registrant's Amended and Restated 1993 Non-Qualified Stock
                  Option Plan, incorporated by reference to Exhibit 10.3 to
                  Form 10-K of Registrant for the fiscal year ended November
                  30, 1995.
(*)10.4           Incentive Compensation Plan of Registrant.
(*)10.6           Severance Policy for Senior Executives of Registrant
                  incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.
(**)10.7          Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.
(**)10.8          Supplemental Executive Compensation Agreement dated as of
                  May 12, 1995 between the Registrant and Douglas T. Noakes, incorporated by reference to Exhibit 10.8 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.
(**)10.9          Supplemental Executive Compensation Agreement dated as of
                  May 12, 1995 between the Registrant and Bradley A. Little, incorporated by reference to Exhibit 10.9 to Form 10-K of Registrant for the fiscal year ended November 30, 1995. An agreement substantially identical in term and content and executed by the Registrant and Robert A. Fourniadis has not been reproduced herein.
13.               Certain pages of Registrant's 1996 Annual Report to
                  Shareholders which, except for those portions expressly incorporated herein by reference, are not deemed filed a part hereof.
21.               Subsidiaries of the Registrant.
27.               Financial Data Schedule.

(*) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.

                              F-5