Form 10-Q
period 1997-02-28
CALTON INC
filed 1997-04-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549
                                             FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              For the quarter ended February 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of March 31, 1997, 26,538,000 shares of Common Stock were outstanding.


                                   CALTON, INC. AND SUBSIDIARIES

                                               INDEX



                                                                   Page No.
PART I.     Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheet at
            February 28, 1997 and November 30, 1996. . . . . . . . . . . . . .3

            Consolidated Statement of Operations for the
            Three Months Ended February 28, 1997 and February 29, 1996 . . . .4

            Consolidated Statement of Cash Flows for the
            Three Months Ended February 28, 1997 and February 29, 1996 . . . .5

            Consolidated Statement of Changes in Shareholders'
            Equity for the Three Months Ended February 28, 1997 . . . . . . . 6

            Notes to Consolidated Financial Statements. . . . . . . . . . . 7-8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . .9-11


PART II.    Other Information

   Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . . . . . . .12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13



Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Such forward looking statements include the statements pertaining to the Company's ability to comply with the covenants contained in its revolving credit facility. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and project development, availability of working capital and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                  PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                                   CALTON, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET


                                               February 28,        November 30,
                                                   1997                1996
                                               (Unaudited)
Assets                                         ------------        ------------
 Cash and cash equivalents                     $  3,615,000        $  4,292,000
 Receivables                                      6,497,000           9,274,000
 Inventories                                     68,249,000          65,525,000
 Commercial land and buildings                    7,527,000           7,512,000
 Prepaid expenses and other assets                2,110,000           2,154,000
                                               ------------        ------------

     Total assets                            $   87,998,000        $ 88,757,000
                                               ============        ============

Liabilities and Shareholders' Equity
 Revolving credit agreement                    $ 42,000,000        $ 39,500,000
 Mortgages payable                                4,412,000           4,445,000
 Accounts payable                                 2,956,000           4,811,000
 Accrued expenses and other liabilities          11,494,000          11,915,000
                                               ------------        ------------
  Total liabilities                              60,862,000          60,671,000
                                               ------------        ------------

Commitments and contingencies

Shareholders' equity
 Common stock                                       265,000             265,000
 Paid in capital                                 22,969,000          23,441,000
 Retained earnings                                3,902,000           4,380,000
                                               ------------        ------------

  Total shareholders' equity                     27,136,000          28,086,000
                                               ------------        ------------

  Total liabilities and
   shareholders' equity                        $ 87,998,000        $ 88,757,000
                                               ============        ============



                   See accompanying notes to consolidated financial statements.


                                   CALTON, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF OPERATIONS
                               Three Months Ended February 28, 1997
                                       and February 29, 1996
                                            (Unaudited)



                                                   1997               1996
                                               ------------       ------------
Revenues                                       $ 22,609,000       $ 19,456,000
                                               ------------       ------------

Costs and expenses
 Cost of revenues                                20,255,000         17,382,000
 Selling, general and administrative              3,030,000          3,094,000
                                               ------------       ------------
                                                 23,285,000         20,476,000

Loss from operations                               (676,000)        (1,020,000)

Interest expense, net                               280,000            246,000

Loss before income taxes                           (956,000)        (1,266,000)

Benefit in lieu of income taxes                    (478,000)          (617,000)
                                               ------------       ------------

Net loss                                       $   (478,000)       $  (649,000)
                                               ============       ============

Net loss per share                                     (.02)              (.02)
                                               ============       ============

Weighted average number of shares outstanding    26,533,000          26,431,000
                                               ============        ============

                   See accompanying notes to consolidated financial statements.


                                   CALTON, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                               Three Months Ended February 28, 1997
                                       and February 29, 1996
                                            (Unaudited)


                                                   1997               1996
                                               ------------       ------------
Cash Flows from Operating Activities
 Net loss                                    $   (478,000)      $     (649,000)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Benefit in lieu of income taxes               (478,000)            (617,000)
   Issuance of stock under 401(k) Plan              6,000               33,000
   Depreciation and amortization                  279,000              241,000
   Decrease in receivables                      2,777,000            4,130,000
   Increase in inventories                     (2,858,000)          (2,541,000)
   Increase in commercial land and buildings      (15,000)             (24,000)
   Increase (decrease) in prepaid expenses
    and other assets                              (60,000)             228,000
   Decrease in accounts payable, accrued
    expenses and other liabilities             (2,273,000)          (3,393,000)
                                             ------------         ------------
                                               (3,100,000)          (2,592,000)
                                             ------------         ------------

Cash Flows from Financing Activities
 Proceeds under Revolving Credit Agreement      2,500,000            2,000,000
 Repayments of mortgages payable                  (77,000)             (45,000)
                                             ------------         ------------
                                                2,423,000            1,955,000
                                             ------------         ------------

Net decrease in cash and cash equivalents        (677,000)            (637,000)
Cash and cash equivalents at beginning of period
                                                4,292,000            5,161,000
                                             ------------         ------------

Cash and cash equivalents at end of period   $  3,615,000        $  4,524,000
                                             ============        ============


                   See accompanying notes to consolidated financial statements.



                                   CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               Three Months Ended February 28, 1997
                                            (Unaudited)




                     Common          Paid In          Retained
                      Stock          Capital          Earnings         Total
                   --------       -----------       ----------      -----------
Balance,
 November 30, 1996.$265,000       $23,441,000       $4,380,000      $28,086,000

Net loss. . . . . .      --                --         (478,000)       (478,000)

Benefit in lieu of
 income taxes . . .      --          (478,000)              --        (478,000)

Issuance of stock under
 401(k) Plan. . . .      --             6,000               --           6,000

Balance,
 February 28, 1997.$265,000       $22,969,000       $3,902,000     $27,136,000
                   ========       ===========       ==========     ===========

                   See accompanying notes to consolidated financial statements.


                                   CALTON, INC. AND SUBSIDIARIES
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (Unaudited)


1.   Basis of Presentation
--------------------------

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1996. Operating results for the three month period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997.

2.   Inventories
----------------

Inventories consist of the following (amounts in thousands):

                                             February 28,        November 30,
                                                 1997                1996
                                             ------------        ------------

Land and land development costs                   $23,648             $22,969
Homes, lots and improvements in production         38,468              33,819
Land purchase options and costs of
 projects in planning                               6,133               8,737
                                             ------------        ------------
                                                  $68,249             $65,525
                                             ============        ============

   Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

   Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three month periods ended February 28, 1997 and February 29, 1996 is as follows (amounts in thousands):

                                                   1997               1996
                                               ------------       ------------
Interest expense incurred                            $1,249             $1,348
Interest capitalized                                   (965)            (1,045)
                                               ------------       ------------
  Interest expense-net                                  284                303
Capitalized interest amortized in
 Cost of revenues                                       723                584
                                               ------------       ------------
Interest cost reflected in pre-tax loss              $1,007               $887
                                               ============       ============

  Effective December 1, 1996, the Company has adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company's adoption of this statement on December 1, 1996 did not have a material effect on the Company's financial position, results of operations and cash flows.

3.   Commitments and Contingent Liabilities
-------------------------------------------

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

  (b) In June 1996, the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, instituted an action in the United States District Court, District of Massachusetts, seeking recovery of amounts owed under a $5,700,000 promissory note (the "Note") issued to Eliot Savings Bank by the Residences at the Surf joint venture (the "Joint Venture"), an entity in which a Talcon, L.P. ("Talcon") subsidiary had an interest. This action relates to a loan on property owned by the Joint Venture. The loan was placed on the property before Talcon was formed. Accordingly, in connection with the creation of Talcon, the interest in the Joint Venture was transferred upstream to Calton, Inc. and then transferred downstream into Talcon, and eventually into the Talcon subsidiary. In its suit, the FDIC alleges, among other things, that Calton, by virtue of the assignment of the interest in the Joint Venture to Calton in 1987, has liability as a general partner in the Joint Venture and is seeking to collect approximately $8,700,000 in principal and interest from Calton and other parties. While no discovery has occurred to date, based upon a preliminary analysis of this matter, Calton believes that the FDIC's position is contrary to applicable law and that Calton does not have any obligations under the Note by virtue of the assignment of the interest in the Joint Venture to Calton or otherwise. The Company will vigorously contest this matter but there can be no assurances that the case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  (c) The Company is involved from, time to time, in other litigation in the ordinary course of business. Management presently believes that the resolution of any such matter should not have a material, adverse effect on the financial condition, results of operations or cash flows of the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

  Revenues for the three months ended February 28, 1997 were $22.6 million compared to revenues of $19.5 million for the three months ended February 29, 1996. Deliveries of 88 homes resulted in housing revenues of $19.3 million for the three months ended February 28, 1997. For the comparable period of 1996, the Company delivered 92 homes which generated $19.4 million of housing revenues. Housing revenues remained flat despite a slight decrease in the number of homes delivered primarily due to an increase in the average selling price realized on the deliveries to $220,000 in 1997 from $211,000 in 1996. Average selling prices increased in 1997 compared to the prior year primarily due to the mix of home deliveries from the Company's Northeast division reflecting increased deliveries from the division's newer communities opened primarily in 1996. The impact of these communities on average home sales prices represents the division's current strategy to focus on the second and third time move-up buyer. Partially offsetting the increase in revenue per home from the Northeast division is the total mix of homes delivered during the period ended February 28, 1997 compared to the same period in 1996 reflecting a greater proportion of homes delivered and housing revenues derived from the Florida division where average sales prices are lower than in the Northeast. Florida home deliveries and revenues, which increased approximately eighty percent (80%) over the corresponding period in 1996, benefited from a higher quantity of homes in backlog entering fiscal year 1997 compared to the prior year. Revenues in the first quarter of 1997 include the sale of a parcel of land under option for $3.3 million that resulted in no significant gain or loss. No such sale occurred in the first quarter of 1996.

  The Company's gross profit margin on homes delivered was approximately twelve percent (12%) for the three months ended February 28, 1997 compared to eleven percent (11%) for the comparable period of 1996. The gross profit margin on homes delivered for the period ended February 28, 1997 was favorably impacted by the increased proportion and quantity of home deliveries and related gross profit margin contribution from the Company's Florida division as compared to the same period in 1996.

  Selling, general and administrative expenses remained flat in the first quarter of 1997 as compared to the corresponding period of the prior year. Selling, general and administrative costs as a percentage of housing revenue remained constant at sixteen percent (16%) for the quarter compared to the comparable period of the prior year.

  Gross interest cost was approximately $1.2 million for the three month period ended February 28, 1997 compared to $1.3 million in the corresponding period of the prior year. The decrease in gross interest cost resulted from lower debt levels. Interest capitalized in the three month period ended February 28, 1997 was $965,000 compared to approximately $1.0 million in the corresponding period of the prior year primarily as a result of decreased inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

  Included in the net loss for the three month period ended February 28, 1997 is a benefit for income taxes of $478,000 reflecting the Company's effective tax rate based on estimates of annual results for 1997. Realization of the benefit is dependent on generating sufficient income through the remainder of 1997. Although realization is not assured, management believes the benefit will be realized.

  At February 28, 1997, the backlog of homes under contract totalled 171 having an aggregate dollar value of $40.2 million compared to 197 homes in backlog having a $40.5 million aggregate dollar value as of February 29, 1996. The decrease in the number of homes in backlog is primarily attributable to the wind down of the Chicago division coupled with a reduction in the number of homes in backlog from the Company's Northeast division. Compared to the prior year, the Northeast division was impacted by fewer communities open for sales and deliveries and the effect from the wind down of two communities during the quarter. As of February 28, 1997, the Northeast division had six active communities open for sales, compared to ten at February 29, 1996. In March 1997, the Company's Renaissance community, which contains up to 2,000 lots, began as an active community. Within this community, three product lines are available for sales. The average sales price in backlog increased from $205,000 in 1996 to $235,000 in 1997 that resulted in comparable total backlog dollar value when compared to the prior year, despite the reduction in the number of homes in backlog. The increase in average sales price per home in backlog of approximately fifteen percent (15%) is attributable to a greater proportion and quantity of higher priced homes in the Northeast division's backlog, reflecting the sales activity in the division's newer communities that focus on the second and third time move-up buyer and strategy to emphasize quality, features and value. Net sales contracts of $19.4 million (94 homes) were recorded by the Company for the first quarter ended February 28, 1997 representing a decrease in the dollar value of contracts of nineteen percent (19%) and the number of homes under contract of twenty-four percent (24%) compared to $23.9 million (123 homes) for the same period in 1996. The primary net sales activity is attributable to the reduction of Northeast division net sales where fewer communities were open for sales and deliveries. The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including contracts that are contingent on the purchaser selling their existing home. Due to changes in product offerings, the uncertainty of future market conditions and the general economic environment, the sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods.

  The Company has begun its entry into the active adult housing market in Ocean County, New Jersey, in a community marketed under the name Renaissance. The Company has the contractual right to purchase up to 2,000 finished lots on a rolling option basis, with the land seller funding the construction of the amenities that will be offered in this 600 acre community. The first fifty lots were purchased in February and March of 1997 and the Company has entered into a total of approximately twenty-five (25) sales contracts during the first five weeks of activity in addition to another twenty (20) non-binding sales agreements. The Company expects Renaissance, which will be a major part of the Northeast division's new focus on both the active adult community and move-up buyer markets, to be a significant contributor to the division's future results.

  Effective December 1, 1996, the Company has adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company's adoption of this statement on December 1, 1996 did not have a material effect on the Company's financial position, results of operations and cash flows.

   In February 1997, the Financial Accounting Standards Board issued Statement Financial Accounting Standards No. 128, "Earnings per Share." The provisions of this statement are effective for financial statements issued for periods ending after December 15, 1997. Although early adoption is not permitted, when the Company adopts this statement in fiscal year 1998, the basic earnings per share calculation should approximate the current primary earnings per share calculation; however, the diluted earnings per share calculation, when adopted, may be lower than the basic.

LIQUIDITY AND CAPITAL RESOURCES

  In April 1997, the Company and its lenders amended the Company's revolving credit facility (the "Facility") to extend the term of the Facility through February 28, 1998 and, if certain conditions are satisfied, August 31, 1998.
The amended Facility (the "Amended Facility") reduced the loan commitment level to $46.0 million initially and requires amortization of $3.0 million by July
15, 1997, another $3.0 million by August 31, 1997 and a further reduction of $10.0 million by November 30, 1997. In addition, the Amended Facility increased the interest rate charged to the Company to the lender's prime rate (8.25% at February 28, 1997) plus two and one-half percent (2.5%). The Company is required to pay the lenders, in five (5) installments, a commitment fee, which the Company will amortize over the extension period ending February 28, 1998, equal to three percent (3%) of the lenders' initial commitment level under the Amended Facility.

The Amended Facility provides the Company an option to extend the term to August 31, 1998 if outstanding borrowings and the commitment level are reduced to $20.0 million or less by February 28, 1998. In such event, the interest rate charged to the Company will be reduced to prime plus two percent (2%).

  The Amended Facility changed various restrictions and financial covenants with which the Company is required to comply, including covenants relating to cash basis interest coverage, EBITDA and tangible net worth, and continues to impose limits on the amount which can be expended on land acquisition and land development. For the year ended November 30, 1996, the Company's EBITDA was $7.3 million compared to $8.6 million in 1995. For the twelve-month period ended February 28, 1997, the Company's EBIDTA was $7.8 million. Purchase money financing from other sources continues to be limited to $5.0 million under the Amended Facility. Certain subsidiaries of the Company are guarantors of the obligations under the Amended Facility. The lenders have a security interest in substantially all of the assets of the Company and its subsidiaries, subject only to certain permitted liens approved by the lenders. The Amended Facility prohibits the payment of dividends by the Company.

  Management believes that it will be able to comply with the covenant levels and other terms set forth in the Company's agreement with the lenders based upon meeting the levels anticipated in its business plan. However, there can be no assurance that if market or other conditions deteriorate, that the Company will meet the covenant levels.

  The Company is pursuing and will continue to pursue long-term financing to replace the Amended Facility. Pending such replacement, the Company believes that funds generated by operating activities, income tax payment reductions derived from NOL utilization, the sale of certain assets during fiscal 1997 and borrowing availability under the Amended Facility will provide sufficient capital to support the Company's operations through the term of the Amended Facility. If a more favorable long-term credit facility is not obtained, the rate at which the Company can open new communities may be adversely affected and the Company would be required to effect sales of substantial assets in order to obtain an extension of the Amended Facility beyond February 28, 1998.

  As of February 28, 1997, approximately $1.6 million was available to be borrowed under the Facility based on the Company's eligible inventory and $42.0 million was outstanding. An additional $1.4 million of letters of credit were outstanding under the facility as of such date. The unused Facility of $2.6 million was available as of February 28, 1997 (based upon the Amended Facility's initial loan commitment level) to the Company for reinvestment in inventory that results in the corresponding growth of its borrowing base.

  Interest rate increases will continue to impact the Company's cost of capital and related interest costs. Increases in capitalized interest could reduce future gross profit levels assuming no relative increases in home selling prices. EBITDA, however, would not be adversely impacted.


Cash Flows from Operating Activities
------------------------------------

  Operating activities resulted in the use of $3.1 million of cash compared to $2.6 million in the prior year. The utilization of cash by operations can be attributable to the increase in inventory of approximately $2.9 million primarily due to new acquisitions of approximately $4.9 million, offset to a certain extent by the sale of a parcel of land under option and the timing of the construction and delivery of homes between the fourth quarter of 1996 and the first quarter of 1997. The timing of such activities resulted in the decrease in receivables of $2.8 million and the reduction of accounts payable, accrued expenses and other liabilities of $2.3 million.

  The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisition of such properties. In addition, borrowings from the Facility will be utilized for acquisitions as needed, and to the extent available. Also, options will continue to be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline.


Cash Flows from Financing Activities
------------------------------------

  The Company utilized approximately $2.4 million of cash primarily from its revolving line of credit to finance the acquisitions of new land in the quarter and the timing of home building activities.




                                    PART II - OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K.

        A) Exhibits

           27. Financial Data Schedule as of February 28, 1997.


        B) Reports on Form 8-K.
           None.


                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Calton, Inc.
                                       --------------------
                                       (Registrant)


                                   By:/s/ Bradley A. Little
                                       --------------------
                                       Bradley A. Little
                                       Senior Vice President-
                                       Finance, Treasurer and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)


Date:  April 14, 1997