Form 10-Q
period 1997-05-31
CALTON INC
filed 1997-07-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended May 31, 1997

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

                        Registrant's telephone number,
                      including area code: (732) 780-1800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of June 30, 1997, 26,561,000 shares of Common Stock were outstanding.


                         CALTON, INC. AND SUBSIDIARIES
                                     INDEX



                                                                    Page No.

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  May 31, 1997 and November 30, 1996. . . . . . . . . . . 3

                  Consolidated Statement of Operations for the
                  Three Months Ended May 31, 1997 and 1996. . . . . . . . 4

                  Consolidated Statement of Operations for the
                  Six Months Ended May 31, 1997 and 1996. . . . . . . . . 5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended May 31, 1997 and 1996. . . . . . . . . 6

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Six Months Ended May 31, 1997. . . . . . 7

                  Notes to Consolidated Financial Statements. . . . . .8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . 11-15

PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Securityholders. . .15

         Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . .16

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



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

                        PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                  May 31,      November 30,
                                                   1997            1996
                                                (Unaudited)
                                                -----------     -----------
Assets
  Cash and cash equivalents . . . . . . . . . .  $3,971,000      $4,292,000
  Receivables . . . . . . . . . . . . . . . . .   5,783,000       9,274,000
  Inventories . . . . . . . . . . . . . . . . .  69,175,000      65,525,000
  Commercial land and buildings . . . . . . . .   7,359,000       7,512,000
  Prepaid expenses and other assets . . . . . .   2,141,000       2,154,000
                                                -----------     -----------
    Total assets. . . . . . . . . . . . . . . . $88,429,000     $88,757,000
                                                -----------     -----------


Liabilities and Shareholders' Equity
  Revolving credit agreement. . . . . . . . . . $42,000,000     $39,500,000
  Mortgages payable . . . . . . . . . . . . . .   4,125,000       4,445,000
  Accounts payable. . . . . . . . . . . . . . .   2,936,000       4,811,000
  Accrued expenses and other liabilities. . . .  12,877,000      11,915,000
                                                -----------     -----------
    Total liabilities . . . . . . . . . . . . .  61,938,000      60,671,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
  Common stock. . . . . . . . . . . . . . . . .     265,000         265,000
  Paid in capital . . . . . . . . . . . . . . .  22,654,000      23,441,000
  Retained earnings . . . . . . . . . . . . . .   3,572,000       4,380,000
                                                -----------     -----------

    Total shareholders' equity. . . . . . . . .  26,491,000      28,086,000
                                                -----------     -----------

    Total liabilities and shareholders' equity. $88,429,000     $88,757,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended May 31,
                                  (Unaudited)



                                                   1997            1996
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $24,596,000     $28,675,000
                                                -----------     -----------
Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  21,616,000      25,220,000
  Selling, general and administrative . . . . .   3,397,000       3,848,000
                                                -----------     -----------
                                                 25,013,000      29,068,000
                                                -----------     -----------

Loss from operations. . . . . . . . . . . . . .    (417,000)       (393,000)

Other charges (credits)
  Interest expense, net . . . . . . . . . . . .     443,000         276,000
  Other (income) expense. . . . . . . . . . . .    (200,000)             --
                                                -----------     -----------

Loss before income taxes. . . . . . . . . . . .    (660,000)       (669,000)

Benefit in lieu of income taxes . . . . . . . .    (330,000)       (375,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . .   $(330,000)      $(294,000)
                                                ===========     ===========

Net loss per share. . . . . . . . . . . . . . .   $    (.01)      $    (.01)
                                                ===========     ===========

Weighted average number of shares outstanding .  26,551,000      26,512,000


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                           Six Months Ended May 31,
                                  (Unaudited)



                                                   1997            1996
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $47,205,000     $48,131,000

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  41,871,000      42,602,000
  Selling, general and administrative . . . . .   6,427,000       6,942,000
                                                -----------     -----------
                                                 48,298,000      49,544,000
                                                -----------     -----------
Loss from operations. . . . . . . . . . . . . .  (1,093,000)     (1,413,000)

Other charges (credits)
  Interest expense, net . . . . . . . . . . . .     723,000         522,000
  Other (income) expense. . . . . . . . . . . .    (200,000)             --
                                                -----------     -----------

Loss before income taxes. . . . . . . . . . . .  (1,616,000)     (1,935,000)

Benefit in lieu of income taxes . . . . . . . .    (808,000)       (992,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . .   $(808,000)      $(943,000)
                                                ===========     ===========

Net loss per share. . . . . . . . . . . . . . .   $    (.03)      $    (.04)
                                                ===========     ===========

Weighted average number of shares outstanding .  26,542,000      26,463,000


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           Six Months Ended May 31,
                                  (Unaudited)


                                                   1997            1996
                                                -----------     -----------
Cash Flows from Operating Activities
 Net loss . . . . . . . . . . . . . . . . . . .   $(808,000)      $(943,000)
 Adjustments to reconcile net loss to
  net cash used by operating activities
   Benefit in lieu of income taxes. . . . . . .    (808,000)       (992,000)
   Issuance of stock under 401(k) Plan. . . . .      21,000          35,000
   Depreciation and amortization. . . . . . . .     597,000         599,000
   Decrease in receivables. . . . . . . . . . .   3,491,000       3,031,000
   Increase in inventories. . . . . . . . . . .  (1,187,000)        (92,000)
   (Increase) decrease in commercial land
    and buildings . . . . . . . . . . . . . . .     (55,000)        171,000
   (Increase) decrease in prepaid expenses
    and other assets. . . . . . . . . . . . . .    (158,000)        493,000
   Decrease in accounts payable, accrued
    expenses and other liabilities. . . . . . .  (3,518,000)     (3,136,000)
                                                -----------     -----------
                                                 (2,425,000)       (834,000)
                                                ===========     ===========

Cash Flows from Investing Activities
 Distribution from joint venture. . . . . . . .          --         553,000
 Increase in property and equipment . . . . . .     (24,000)        (26,000)
                                                -----------     -----------
                                                    (24,000)        527,000

                                                -----------     -----------
Cash Flows from Financing Activities
 Proceeds under Revolving Credit Agreement. . .   2,500,000       2,000,000
 Repayments under Revolving Credit Agreement. .          --      (2,000,000)
 Repayments of mortgages payable. . . . . . . .    (372,000)        (90,000)
                                                -----------     -----------
                                                  2,128,000         (90,000)
                                                -----------     -----------

Net decrease in cash and cash equivalents . . .    (321,000)       (397,000)

Cash and cash equivalents at
 beginning of period. . . . . . . . . . . . . .   4,292,000       5,161,000
                                                -----------     -----------

Cash and cash equivalents at end of period. . .  $3,971,000      $4,764,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended May 31, 1997
                                  (Unaudited)




                              Common      Paid In     Retained
                               Stock      Capital     Earnings      Total
                             ---------  -----------  ----------  -----------
Balance,
 November 30, 1996. . . . .   $265,000  $23,441,000  $4,380,000  $28,086,000

Net loss. . . . . . . . . .         --           --    (808,000)    (808,000)

Benefit in lieu of
income taxes. . . . . . . .         --     (808,000)         --     (808,000)

Issuance of stock
 under 401(k) Plan. . . . .         --       21,000          --       21,000
                             ---------  -----------  ----------  -----------
Balance,
 May 31, 1997 . . . . . . .   $265,000  $22,654,000  $3,572,000  $26,491,000
                             =========  ===========  ==========  ===========


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     Basis of Presentation
       ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1996. Operating results for the three and six month periods ended May 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997.


2.     Inventories
       -----------

Inventories consist of the following (amounts in thousands):

                                                    May 31,      November 30,
                                                     1997            1996
                                                  -----------    ------------
Land and land development costs . . . . . . . . .     $26,022         $22,969
Homes, lots and improvements in production. . . .      36,767          33,819
Land purchase options and costs of
 projects in planning . . . . . . . . . . . . . .       6,386           8,737
                                                  -----------    ------------
                                                      $69,175         $65,525
                                                  -----------    ------------

Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three and six month periods ended May 31, 1997 and May 31, 1996 is as follows (amounts in thousands):

                                                   Three             Six
                                                Months Ended    Months Ended
                                                   May 31,         May 31,
                                                1997    1996    1997    1996
                                               ------  ------  ------  ------
    Interest expense incurred . . . . . . . .  $1,488  $1,357  $2,737  $2,705
    Interest capitalized. . . . . . . . . . .   1,019     960   1,984   2,005
                                               ------  ------  ------  ------
     Interest expense-net . . . . . . . . . .     469     397     753     700

    Capitalized interest amortized
     in cost of revenues. . . . . . . . . . .     952     970   1,675   1,554
                                               ------  ------  ------  ------
    Interest cost reflected in pre-tax loss .  $1,421  $1,367  $2,428  $2,254
                                               ======  ======  ======  ======

3.     Commitments and Contingent Liabilities
       --------------------------------------

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


4.     Subsequent Events
       -----------------

In June 1997, the Company retired its existing revolving credit facility (the "Amended Facility"). The principal balance outstanding of $42,000,000 was discounted and paid off for $39,400,000. A net extraordinary gain of approximately $1,300,000, after deducting $840,000 of income taxes, will be recorded in the third quarter of 1997. Included in the gain is the write off of deferred costs and out-of-pocket costs of approximately $500,000.

The Company refunded and replaced the Amended Facility with a new, secured revolving credit facility (the "New Facility") from BankBoston, N.A. (the "Lender"). The New Facility provides borrowing availability of $45,000,000, subject to "borrowing base" limitations, during its initial three year term, expiring in June 2000. The Lender's commitment includes an agreement to issue up to $5,000,000 of letters of credit which will be applied against borrowing availability. Additionally, at the request of the Company, the New Facility provides the lender with an option at the end of each year to extend the facility for an additional year, thereby resulting in an ongoing three-year term. As a component of the consideration to enter the New Facility, the Company issued a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock at a price of $.50 per share. The Warrant, which is exercisable only in whole, becomes exercisable in January 1999 and expires in June 2004. If the Lender provides notice that it wishes to exercise the Warrant, Calton may, at its option, repurchase the Warrant at a price based upon the difference between the then current market price of Calton's Common Stock and the exercise price of the Warrant. The Lender is entitled to certain rights to have the shares issuable upon exercise of the Warrant registered for public sale. The Warrant contains provisions providing for an adjustment in the exercise price and number of shares issuable upon the exercise of the Warrant upon the occurrence of certain events, including sales of Calton Common Stock (other than pursuant to employee stock options) at prices below the exercise price of the Warrant or the then current market price of Calton's Common Stock. In addition, certain terms of the Warrant are subject to adjustment if the Company issues convertible securities, options or other warrants having terms more favorable to the holder than the Warrant.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1997 AND 1996
------------------------------------------------------------------------------

Revenues for the three and six month periods ended May 31, 1997 were $24.6 million and $47.2 million, respectively, compared to revenues of $28.7 million and $48.1 million for the three and six month periods ended May 31, 1996, respectively. Deliveries of 113 and 201 homes resulted in housing revenues of $24.6 million and $43.9 million, respectively, for the three and six month periods ended May 31, 1997. For the comparable periods of 1996, the Company delivered 139 and 231 homes which generated $27.8 million and $47.2 million, respectively, of housing revenues. Revenues for the six month period ended
May 31, 1997 include the sale of a parcel of land previously under option for $3.3 million that resulted in no significant gain or loss. Prior year results include the bulk sale of lots for approximately $850,000 in the second quarter of 1996, where no significant gain or loss was recognized.

Housing revenues decreased by $3.2 million and $3.3 million for the three and six month periods ended May 31, 1997, respectively, when compared to the same periods in 1996. Revenues during both periods were adversely impacted by a decrease in the volume of homes delivered reflecting a nineteen percent (19%) and thirteen percent (13%) decrease for the three and six month periods, respectively. The decrease in the Company's housing revenue is attributable to an approximately twenty percent (20%) reduction in home deliveries in the Northeast division in 1997 as a result of fewer communities available for deliveries entering 1997 as compared to 1996 and the level of backlog entering fiscal 1997 compared to the prior year. As of May 31, 1997, the Northeast division had six active communities available for sales and deliveries as compared to eight in the prior year. The division will continue to seek new communities and focus on the move-up and active adult homebuyer. The decreases from the Northeast division were partially offset by a twenty-three percent (23%) increase in deliveries and a thirty-four percent (34%) increase in revenues in the Florida division. Included in the 1996 revenues were deliveries from the Chicago division as it substantially delivered its remaining homes.

Average sales prices on the homes delivered in 1997 increased to $218,000 and $219,000 for the three and six month periods, respectively, compared to $200,000 and $204,000 in 1996 to partially offset the decline in housing revenue due to volume. Average selling prices increased for the three and six month periods ended May 31, 1997 primarily due to the mix of homes delivered by the Company's Northeast division and, to a lesser extent, its Florida division, reflecting deliveries from each divisions' newer communities. The impact of these communities on average sales prices reflects the Company's current strategy to target the second and third time move-up buyer.

The Company's gross profit margin on homes delivered remained at 12% for the three and six month periods ended May 31, 1997 as compared to the same periods of the prior year. The Company's Northeast division realized higher margins on newer communities, however, deliveries on two close-out communities offset the overall improvement during the first six months of 1997. The Florida division realized improvement in gross margin primarily through increased deliveries.

Selling, general and administrative expenses decreased by $450,000 to $3.4 million and by $500,000 to $6.4 million for the three and six month periods ended May 31, 1997 respectively, compared to $3.8 million and $6.9 million for the same periods in 1996. The decrease is primarily due to a reduction of selling and advertising costs as a result of fewer communities open for sales in the Northeast, management's continued efforts to reduce fixed costs and, to a lesser extent, the wind down of the Chicago division in 1996. Selling, general and administrative expenses were 13.8% and 14.6% of revenues for the three and six month periods ended May 31, 1997, respectively, compared to 13.9% and 14.7% for the same periods in the prior year.

In the second quarter of 1997, the Company received a $200,000 payment on a note previously reserved and recorded this amount as Other income (expense).

Gross interest cost was approximately $1.5 million and $2.7 million for the three and six month periods ended May 31, 1997, compared to $1.4 million and $2.7 million, respectively, in the corresponding periods of the prior year. Gross interest cost remained consistent with the prior periods despite the Company's reduction of the average debt outstanding by $5.4 million during the six month period ending May 31, 1997, primarily as a result of higher interest rates and commitment fees incurred on the Company's revolving credit facility during the six months ended May 31, 1997. Interest capitalized in the three and six month periods ended May 31, 1997 was $1.0 million and $2.0 million, compared to $960,000 and $2.0 million, respectively, in the corresponding periods of the prior year. Capitalized interest remained consistent with the prior periods primarily as a result of comparable inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

Included in the net loss for the three and six month periods ended May 31, 1997 is a benefit for income taxes of $330,000 and $808,000, respectively, reflecting the Company's approximate effective tax rate based on estimates of annual results for 1997. Realization of the benefit is dependent on generating sufficient income through the remainder of 1997. Although realization is not assured, management believes the benefit will be realized.

At May 31, 1997, the backlog of homes under contract totaled 216 homes having an aggregate dollar value of $47.2 million compared to 239 homes in backlog having a $48.4 million aggregate dollar value as of May 31, 1996. The decrease in the number of homes in backlog is primarily attributable to a reduction in the number of homes in backlog from the Company's Florida division and fewer communities open for sales. Compared to the prior year, the Florida division backlog was impacted by increased deliveries in the first quarter of 1997 coupled with a twenty six percent (26%) decrease in net sales contracts for the second quarter of 1997. The Florida division sales for the second quarter were impacted by the effect of the close out of three communities during the quarter and the timing of new communities. The average sales price per home in backlog increased from $203,000 at May 31, 1996 to $218,000 at May 31, 1997 reflecting approximately a seven percent (7%) increase in average sales price per home, attributable to a greater proportion and quantity of Northeast division homes in backlog coupled with an eleven percent (11%) increase in average sales prices in the Florida division backlog. Impacting the average sales price per home in the Northeast division backlog during the second quarter were forty-three (43) net sales contracts with a combined backlog value of approximately $7.5 million entered into by the division's new active adult community, Renaissance. As of May 31, 1997, sales in this community represented forty-three percent (43%) of the division's homes in backlog and twenty-six percent (26%) of the dollar value of such backlog. The Company expects Renaissance to continue to positively impact the quantity and dollar value of homes in backlog. The average sales prices of these homes is approximately $175,000 with base sales prices ranging from $140,000 to $230,000. Deliveries from Renaissance are anticipated to begin in the third quarter of 1997. The increased average sales price per home in the Florida division backlog reflects the year to date net sales activities from some of the newer communities opened during last year that target the second and third time move-up buyer.

The Company recorded net sales contracts of $31.6 million (158 homes) and $50.9 million (252 homes) for the three and six month periods ended May 31, 1997, respectively, compared to $35.8 million (181 homes) and $59.6 million (304 homes) for the corresponding periods in 1996. The decrease in sales dollars of twelve percent (12%) and fifteen percent (15%) for the three and six month periods ended May 31, 1997, respectively, can be primarily attributable to the decreased average sales price on net sales contracts for the Northeast division entered into during these periods as compared to the prior year, coupled with a decrease in sales volume for the six month period attributable to fewer communities available for sales as discussed previously. Impacting the average sales price for the three and six month periods ended May 31, 1997 are the Renaissance net sales where sales prices are less than the communities that target the move-up buyer. In addition, the Company's Florida division had decreased sales activity during these periods as previously discussed resulting in decreased sales dollars and primarily contributing to the Company's decrease in net sales of homes of thirteen percent (13%) and fifteen percent (15%) for the three and six month periods ended May 31, 1997, respectively.

The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including contracts that are contingent on purchasers selling their existing homes. The sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods due to changes in product offerings, the uncertainty of future market conditions and the general economic environment.

Effective December 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company's adoption of this statement on December 1, 1996 did not have a material effect on the Company's financial position, results of operations and cash flows to date.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

In June 1997, the Company retired the Amended Facility. The principal balance outstanding of $42.0 million was discounted and paid off for $39.4 million. A net extraordinary gain of approximately $1.3 million, after deducting $840,000 of income taxes, will be recorded in the third quarter of 1997. Included in the gain is the write off of deferred costs and out-of-pocket costs of approximately $500,000.

The Company refunded and replaced the Amended Facility with a new, secured revolving credit facility (the "New Facility") from BankBoston, N.A. (the "Lender"). The New Facility provides borrowing availability of $45.0 million (subject to "borrowing base" limitations) during its initial three year term, expiring in June 2000. The Lender's commitment includes an agreement to issue up to $5.0 million of letters of credit which will be applied against borrowing availability. At the request of the Company, the New Facility provides the lender with an option at the end of each year to extend the facility for an additional year, thereby resulting in an ongoing three-year term.

The New Facility contains more favorable terms than the facility it replaces, including the interest rate charged to the Company of prime plus one percent (1%) or a Eurodollar rate option (based upon LIBOR) plus three and one half ( 3.5%), no commitment reductions, more financial and operating flexibility, in addition to the longer term. The New Facility permits up to $10 million of non-recourse purchase money financing from other sources. It is anticipated that the Company's effective interest rate on the New Facility will be comparable to the former Amended Facility due to the amortization of debt issuance costs of approximately $3.5 million over the initial three-year term of the New Facility.

The New Facility contains certain financial and operating covenants including, among others, covenants that require the Company to maintain a specified level of tangible net worth and certain debt service and interest coverage ratios. The Company will be required to obtain the consent of the Lender for purchases of land having a single takedown price in excess of $3.0 million except purchases pursuant to existing contracts and option arrangements. In addition, the New Facility limits the amount of land inventory which may be held by the Company and the Company's ability to incur certain additional indebtedness, make certain investments, acquire certain assets, dispose of assets and enter into merger and acquisition transactions without Lender approval.

Calton's primary operating subsidiaries, Calton Homes, Inc. and Calton Homes of Florida, Inc. (collectively, the "Borrowers"), are the primary obligors under the New Facility. Calton and certain of its subsidiaries have guaranteed the obligations of the Borrowers under the New Facility. Borrowings under the New Facility are secured by a lien upon substantially all of the assets of the Borrowers and a pledge of the Borrowers' outstanding stock and the stock of certain of their subsidiaries.

As a component of the consideration to enter into the New Facility, Calton issued the Lender a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock at a price of $.50 per share. The Warrant, which is exercisable only in whole, becomes exercisable in January 1999 and expires in June 2004. If the Lender provides notice that it wishes to exercise the Warrant, Calton may, at its option, repurchase the Warrant at a price based upon the difference between the then current market price of Calton's Common Stock and the exercise price of the Warrant. The Lender is entitled to certain rights to have the shares issuable upon exercise of the Warrant registered for public sale. The Warrant contains provisions providing for an adjustment in the exercise price and number of shares issuable upon the exercise of the Warrant upon the occurrence of certain events, including sales of Calton Common Stock (other than pursuant to employee stock options) at prices below the exercise price of the Warrant or the then current market price of Calton's Common Stock. In addition, certain terms of the Warrant are subject to adjustment if the Company issues convertible securities, options or other warrants having terms more favorable to the holder than the Warrant.

For the twelve month period ended May 31, 1997, the Company's EBITDA was $8.0 million. On a pro-forma basis, approximately $1.6 million was available to be borrowed under the New Facility based upon a prescribed borrowing base calculation as of May 31, 1997. As of June 12, 1997, $39.5 million was outstanding under the New Facility and an additional $1.4 million of letters of credit were outstanding.

The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization and borrowing availability under the New Facility will provide sufficient capital to support the Company's operations for the forseeable future.


Cash Flows from Operating Activities
------------------------------------

Operating activities resulted in the use of $2.4 million of cash for the six month period ended May 31, 1997 as compared to $834,000 in the prior year. The use of cash by operations for the six month period ended May 31, 1997 can be attributable to a $1.2 million net increase in inventory consisting of $7.8 million in land acquisitions, offset to a certain extent by the sale of a parcel of land under option and the timing of the construction and delivery of homes between the fourth quarter of 1996 and the first six months of 1997. The timing of such activities coupled with the receipt of $1.1 million of payments under a note in the second quarter resulted in the decrease in receivables of $3.5 million. The timing of home closings coupled with the paydown of the Company's general liability insurance resulted in the $3.5 million reduction in accounts payable, accrued expenses and other liabilities.

The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisition of such properties. In addition, borrowings from the New Facility will be utilized for acquisitions as needed, and to the extent available. Also, options will continue to be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline.

Cash Flows from Investing Activities
------------------------------------

In the second quarter of 1997, the Company received a $200,000 payment on a note previously reserved and recorded this amount as Other income (expense). In the second quarter of 1996, the Company received a $553,000 distribution from a joint venture in which it previously participated.


Cash Flows from Financing Activities
------------------------------------

The Company utilized approximately $2.1 million of cash primarily from its revolving line of credit to finance the acquisitions of new land and home building activities in the first six months of 1997.



                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4. Submission of Matters to a Vote of Securityholders.

The Company held its 1997 Annual Meeting of Shareholders (the "Meeting") on May 29, 1997. At the Meeting, shareholders of the Company, in addition to electing directors, were asked to approve the proposal to amend the Company's Amended and Restated Certificate of Incorporation to provide for the classification of the Company's Board of Directors. The proposal was approved by the shareholders. Results of the shareholders' voting were:

                                 For:  9,729,234 shares;
                             Against:  3,787,034 shares;
                             Abstain:     23,893 shares;
                    Broker Non-Votes:  9,050,522 shares.

Four nominees were elected as directors of the Company at the Meeting. J. Ernest Brophy was elected to serve until the 1998 annual meeting, Mark N. Fessel was elected to serve until the 1999 annual meeting, Frank Cavell Smith, Jr. was elected to serve until the 2000 annual meeting and Anthony J. Caldarone was elected to serve until the 2001 annual meeting. Each nominee received at least eighty-eight percent (88%) of the votes cast in favor of his election. The results of the voting were as follows:

                                           Votes Cast for     Votes
                Director                   the Director    Withheld
                -----------------------   --------------   ---------
                J. Ernest Brophy           19,953,447      2,637,236
                Mark N. Fessel             19,932,247      2,658,436
                Frank Cavell Smith, Jr.    19,953,497      2,637,186
                Anthony J. Caldarone       19,953,330      2,637,353

There were no abstentions or broker non-votes in connection with the shareholder vote for the election of directors which occurred at the Meeting.

Item 6. Exhibits and reports on Form 8-K.

       A) Exhibits

          27. Financial Data Schedule as of May 31, 1997.


       B) Reports on Form 8-K.

          On July 1, 1997, the Company filed a report on Form 8-K to report that it obtained a new $45 million secured revolving credit facility from BankBoston, N.A. that replaced the Company's prior revolving credit facility on June 12, 1997.




                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Calton, Inc.
                                           ----------------------------
                                           (Registrant)


                                       By: /s/ Bradley A. Little
                                           ----------------------------
                                           Bradley A. Little
                                           Senior Vice President-Finance,
                                           Treasurer and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)




Date:  July 15, 1997
                                      -16-