Form 10-Q
period 1997-08-31
CALTON INC
filed 1997-10-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of October 1, 1997, 26,588,000 shares of Common Stock were outstanding.

                        CALTON, INC. AND SUBSIDIARIES
                                     INDEX



                                                                    Page No.

PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  August 31, 1997 and November 30, 1996 . . . . . . . . . 3

                  Consolidated Statement of Operations for the
                  Three Months Ended August 31, 1997 and 1996 . . . . . . 4

                  Consolidated Statement of Operations for the
                  Nine Months Ended August 31, 1997 and 1996. . . . . . . 5

                  Consolidated Statement of Cash Flows for the
                  Nine Months Ended August 31, 1997 and 1996. . . . . . . 6

                  Consolidated Statement of Changes in
                  Shareholders' Equity at August 31, 1997 . . . . . . . . 7

                  Notes to Consolidated Financial Statements. . . . . . 8-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . 10-14

PART II. Other Information

         Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . .15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and project development, and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                August 31,     November 30,
                                                   1997            1996

                                               ------------    ------------
                                                (Unaudited)
Assets
  Cash and cash equivalents . . . . . . . . . .$  2,537,000    $  4,292,000
  Receivables . . . . . . . . . . . . . . . . .   4,243,000       9,274,000
  Inventories . . . . . . . . . . . . . . . . .  67,655,000      65,525,000
  Commercial land . . . . . . . . . . . . . . .   7,412,000       7,512,000
  Prepaid expenses and other assets . . . . . .   4,767,000       2,154,000
                                               ------------    ------------
    Total assets. . . . . . . . . . . . . . . .$ 86,614,000    $ 88,757,000
                                               ============    ============

Liabilities and Shareholders' Equity
  Revolving credit agreement. . . . . . . . . .$ 36,808,000    $ 39,500,000
  Mortgages payable . . . . . . . . . . . . . .   4,112,000       4,445,000
  Accounts payable. . . . . . . . . . . . . . .   3,050,000       4,811,000
  Accrued expenses and other liabilities. . . .  11,964,000      11,915,000
                                               ------------    ------------
    Total liabilities . . . . . . . . . . . . .$ 55,934,000    $ 60,671,000
                                               ============    ============

Commitments and contingencies

Shareholders' equity
  Common stock. . . . . . . . . . . . . . . . .     266,000         265,000
  Paid in capital . . . . . . . . . . . . . . .  25,565,000      23,441,000
  Retained earnings . . . . . . . . . . . . . .   4,849,000       4,380,000
                                               ------------    ------------
    Total shareholders' equity. . . . . . . . .  30,680,000      28,086,000
                                               ------------    ------------

    Total liabilities and shareholders' equity.$ 86,614,000    $ 88,757,000
                                               ============    ============


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         Three Months Ended August 31,
                                  (Unaudited)



                                                   1997            1996
                                               ------------    ------------
Revenues. . . . . . . . . . . . . . . . . . . .$ 28,036,000    $ 33,355,000

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  23,813,000      28,609,000
  Selling, general and administrative . . . . .   4,153,000       3,677,000
  Impairment of assets. . . . . . . . . . . . .     350,000              --
                                               ------------    ------------
                                                 28,316,000      32,286,000
                                               ------------    ------------

(Loss) income from operations . . . . . . . . .    (280,000)      1,069,000

Other charges (credits)
  Interest expense, net . . . . . . . . . . . .     363,000         343,000
  Other (income) expense. . . . . . . . . . . .    (671,000)       (150,000)
                                               ------------    ------------

Income before income taxes and
  extraordinary gain. . . . . . . . . . . . . .      28,000         876,000

Provision in lieu of income taxes . . . . . . .      14,000         491,000
                                               ------------    ------------

Income before extraordinary gain. . . . . . . .      14,000         385,000

Extraordinary gain from extinguishment of debt,
  net of $842,000 of income taxes . . . . . . .   1,263,000              --
                                               ------------    ------------

Net income. . . . . . . . . . . . . . . . . . .$  1,277,000    $    385,000
                                               ============    ============

Income per share
  Income before extraordinary gain. . . . . . .$         --    $        .01
  Extraordinary gain, net . . . . . . . . . . .         .05              --
                                               ------------    ------------
  Net income per share. . . . . . . . . . . . .$        .05    $        .01
                                               ============    ============

Weighted average number of shares outstanding .  26,579,000      26,519,000


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         Nine Months Ended August 31,
                                  (Unaudited)



                                                   1997            1996
                                               ------------    ------------
Revenues. . . . . . . . . . . . . . . . . . . .$ 75,241,000    $ 81,486,000

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  65,684,000      71,211,000
  Selling, general and administrative . . . . .  10,580,000      10,619,000
  Impairment of assets. . . . . . . . . . . . .     350,000              --
                                               ------------    ------------
                                                 76,614,000      81,830,000
                                               ------------    ------------
Loss from operations. . . . . . . . . . . . . .  (1,373,000)       (344,000)
Other charges (credits)
  Interest expense, net . . . . . . . . . . . .   1,086,000         975,000
  Other (income) expense. . . . . . . . . . . .    (871,000)       (260,000)
                                               ------------    ------------

Loss before income taxes and
  extraordinary gain. . . . . . . . . . . . . .  (1,588,000)     (1,059,000)

Benefit in lieu of income taxes . . . . . . . .    (794,000)       (501,000)
                                               ------------    ------------

Loss before extraordinary gain. . . . . . . . .    (794,000)       (558,000)

Extraordinary gain from extinguishment of debt,
  net of $842,000 of income taxes . . . . . . .   1,263,000              --
                                               ------------    ------------

Net income (loss) . . . . . . . . . . . . . . .$    469,000    $   (558,000)
                                               ============    ============

Income (loss) per share
  Loss before extraordinary gain. . . . . . . .$       (.03)   $       (.02)
  Extraordinary gain, net . . . . . . . . . . .         .05              --
                                               ------------    ------------
  Net income (loss) per share . . . . . . . . .$        .02    $       (.02)
                                               ============    ============

Weighted average number of shares outstanding .  26,554,000      26,480,000



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         Nine Months Ended August 31,
                                  (Unaudited)



                                                   1997            1996
                                               ------------    ------------
Cash Flows from Operating Activities
  Net income (loss) . . . . . . . . . . . . . .$    469,000    $   (558,000)
  Adjustments to reconcile net
    income (loss) to net cash provided
    by operating activities
      Benefit in lieu of income taxes . . . . .    (794,000)       (501,000)
      Extraordinary gain from
        extinguishment of debt, net . . . . . .  (1,263,000)             --
      Refund of taxes . . . . . . . . . . . . .   1,871,000              --
      Impairment of assets. . . . . . . . . . .     350,000              --
      Issuance of stock under 401(k) Plan . . .      25,000          39,000
      Depreciation and amortization . . . . . .     940,000         989,000
      Amortization of debt financing fees . . .     313,000         133,000
      Decrease in receivables . . . . . . . . .   5,031,000         531,000
      (Increase) decrease in inventories. . . .  (1,734,000)      4,020,000
      (Increase) decrease in commercial land. .    (108,000)        953,000
      Decrease (increase) in prepaid
        expenses and other assets . . . . . . .      98,000         (74,000)
      Decrease in accounts payable, accrued
        expenses and other liabilities. . . . .  (3,215,000)     (4,159,000)
                                               ------------    ------------
                                                  1,983,000       1,373,000
                                               ------------    ------------

Cash Flows from Investing Activities
  Distribution from joint venture . . . . . . .          --         553,000
  Increase in property and equipment. . . . . .     (39,000)        (37,000)
                                               ------------    ------------
                                                    (39,000)        516,000
                                               ------------    ------------

Cash Flows from Financing Activities
  Retirement of Revolving Credit Agreement. . . (39,350,000)             --
  Repayments under Revolving Credit Agreement .          --      (6,000,000)
  Proceeds under Revolving Credit Agreement . .   2,500,000       4,000,000
  Proceeds under New Facility . . . . . . . . .  43,975,000              --
  Repayments under New Facility . . . . . . . .  (6,904,000)             --
  Payment of debt financing fees. . . . . . . .  (3,535,000)             --
  Repayments of mortgages payable . . . . . . .    (385,000)       (717,000)
                                               ------------    ------------
                                                 (3,699,000)     (2,717,000)
                                               ------------    ------------

Net decrease in cash and cash equivalents . . .  (1,755,000)       (828,000)

Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .   4,292,000       5,161,000
                                               ------------    ------------

Cash and cash equivalents at end of period. . .$  2,537,000    $  4,333,000
                                               ============    ============


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)




                            Common     Paid In       Retained
                            Stock      Capital       Earnings       Total
                           --------  -----------    ----------   -----------
Balance,
  November 30, 1996 . . . .$265,000  $23,441,000    $4,380,000   $28,086,000

Net income. . . . . . . . .    --             --       469,000       469,000

Provision in lieu of
  income taxes. . . . . . .    --         19,000            --        19,000

Tax Refund. . . . . . . . .    --      1,871,000            --     1,871,000

Issuance of stock
  warrants. . . . . . . . .    --        210,000            --       210,000

Issuance of stock
  under 401(k) Plan . . . .  1,000        24,000            --        25,000
                           -------    -----------    ----------   -----------
Balance,
  August 31, 1997 . . . . $266,000   $25,565,000    $4,849,000   $30,680,000
                          ========    ===========    ==========   ===========


         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1996. Operating results for the three and nine month periods ended August 31, 1997 are not necessarily indicative of the results that may be expected for the year ended November 30, 1997.

2. Inventories
--------------

Inventories consist of the following (amounts in thousands):

                                                August 31,     November 30,
                                                   1997            1996
                                               ------------    ------------
Land and land development costs . . . . . . . .$     29,896    $     22,969
Homes, lots and improvements in production. . .      30,827          33,819
Land purchase options and costs of
    projects in planning. . . . . . . . . . . .       6,932           8,737
                                               ------------    ------------
                                               $     67,655    $     65,525
                                               ============    ============
Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the related inventories are closed. Interest incurred, capitalized and expensed for the three and nine month periods ended August 31, 1997 and August 31, 1996 is as follows (amounts in thousands):

                                                  Three            Nine
                                               Months Ended    Months Ended
                                                August 31,      August 31,
                                               1997    1996    1997    1996
                                              ------  ------  ------  ------
Interest expense incurred . . . . . . . . . . $1,387  $1,426  $4,124  $4,131
Interest capitalized. . . . . . . . . . . . .  1,005   1,079   2,989   3,084
                                              ------  ------  ------  ------
 Interest expense-net . . . . . . . . . . . .    382     347   1,135   1,047

Capitalized interest amortized in
 cost of revenues . . . . . . . . . . . . . .    899   1,077   2,574   2,631
                                              ------  ------  ------  ------

Interest cost reflected in pre-tax results. . $1,281  $1,424  $3,709  $3,678
                                              ======  ======  ======  ======

The Company adopted Financial Accounting Standards Board Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on December 1, 1996, which requires impairment losses to be recorded on communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their related carrying amounts. As of August 31, 1997, inventory with a carrying amount of approximately $2.0 million was written down by $350,000. The writedown is based primarily upon management's decision to withdraw from a community in its Northeast division due to local environmental conditions and its effects on land values and resale activity that adversely impacted the expected return on investment from this community.

3. Commercial Land
------------------

During the third quarter of 1997, a contract to sell certain acreage within a parcel of land located in Hanover Township, Pennsylvania, controlled by a partnership in which the Company has a 75% interest, was terminated. Management is currently evaluating the property's best use and has commissioned an appraisal to reevaluate the fair value of the property. The Company believes that the amount reflected in the financial statements is realizable subject to the results of the appraisal.

4. Commitments and Contingent Liabilities
------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
AUGUST 31, 1997 AND 1996

Revenues for the three and nine month periods ended August 31, 1997 were $28.0 million and $75.2 million, respectively, compared to revenues of $33.4 million and $81.5 million for the three and nine month periods ended August 31, 1996, respectively. Deliveries of 124 and 325 homes resulted in housing revenues of $28.0 million and $72.0 million, respectively, for the three and nine month periods ended August 31, 1997. For the comparable periods of 1996, the Company delivered 145 and 376 homes which generated $30.2 million and $77.4 million, respectively, of housing revenues. Revenues for the nine month period ended August 31, 1997 include the sale of a parcel of land previously under option for $3.3 million that resulted in no significant gain or loss. Prior year results include the sales of land and commercial land in the three and nine month periods of $3.1 million and $4.0 million, respectively.

Housing revenues decreased by $2.2 million and $5.4 million for the three and nine month periods ended August 31, 1997, respectively, when compared to the same periods in 1996. Revenues during both periods were adversely impacted by a decrease in the volume of homes delivered of approximately fourteen percent (14%) for the three and nine month periods, respectively. The decrease in the Company's housing revenue and number of homes for both periods resulted primarily from decreases in homes delivered by the Company's Northeast division of twenty-nine percent (29%) and twenty-four percent (24%) for the three and nine month periods, respectively. The division's deliveries for the quarter and nine month periods were impacted by the timing of deliveries from its active adult community, Renaissance, and the decision to withdraw from an existing community. The division continues to seek new communities that focus on its strategy to serve the move-up and active adult home buyer. The decreases from the Northeast division were partially offset by increased housing revenues and home deliveries from the Florida division reflecting a twenty-five percent (25%) and fourteen percent (14%) increase, respectively for the nine month period over the comparable period in 1996. Included in the 1996 revenues were twenty-eight home deliveries from the Chicago division as compared to four in 1997. The Chicago division delivered its final home in the third quarter of 1997.

Average sales prices on homes delivered in 1997 increased to $226,000 and $221,000 for the three and nine month periods, respectively, compared to $208,000 and $206,000 for the same periods in 1996. The increase in average sales prices for both periods partially offsets the decline in housing revenues attributable to volume as previously discussed. Average selling prices in the Company continue to be favorably impacted from the deliveries from its newer communities which reflects the Company's strategy to target the second and third time move-up and the active adult community buyer.

The Company's gross profit margin percentage on homes increased fifteen percent (15%), excluding the charge for impaired assets of $350,000, to approximately 15% and 13% for the three and nine month periods ended August 31, 1997, respectively, as compared to 13% and 12% for the same periods of the prior year. The increase for both periods is primarily attributable to the Northeast division which, during the quarter, realized a higher volume of deliveries from its newer communities and less deliveries from its older and close out communities which generally carry lower margin dollars. In addition, the Florida division realized improvement in gross margin percentage and dollars primarily through increased deliveries, favorably impacting the Company's overall gross profit margin and as a percent of housing revenue. Included in the Company's gross profit margin for 1996 is the profit from the sales of land and commercial land during the third quarter of 1996 for $762,000.

During the three months ended August 31, 1997, the Company decided to withdraw from a community in which it acquired land on a rolling option basis in the Northeast division due to local environmental conditions and its effects on land values and resale activity that impacted the expected return on the investment in the community. The decision to not purchase additional lots under option and withdraw from this community has resulted in the fair value of this community to fall below its carrying inventory value and, in accordance with FAS 121, the Company recorded an impairment loss on the related inventory value.

Selling, general and administrative expenses increased by $476,000 to $4.2 million for the three month period ended August 31, 1997 compared to $3.7 million for comparable period of the prior year. The increase in selling, general and administrative expenses for the three month period reflects the Company's increased advertising and promotion efforts including the promotion of its active adult community, Renaissance, and increased use of brokers due to higher levels of competition in the Florida market. For the year to date period, selling general and administrative expenses remained at $10.6 million despite marketing increases in the third quarter for 1997, primarily due to management's continued efforts to reduce fixed costs. Selling, general and administrative expenses were 14.8% and 14.7% of housing revenues for the three and nine month periods ended August 31, 1997, respectively, compared to 12.2% and 13.7% for the same periods in the prior year. The increase in selling, general and administrative expenses as a percentage of housing revenues for the nine month periods is primarily due to lower delivery levels and related housing revenues for 1997.

In the third quarter of 1997, the Company received a tax refund related to prior periods of $2.4 million, of which $571,000 represented accrued interest and was recorded as Other income (expense). The Company recorded the remaining balance of $1.9 million as an increase to Paid in capital due to the refund relating to events occurring prior to the Company's 1993 restructuring. During the nine month period ended August 31, 1997, the Company received $300,000 in payments on a note previously reserved; $200,000 in the second quarter and $100,000 in the third quarter. These amounts were recorded as Other income (expense) and compare to $150,000 and $260,000 for the three and nine months ended August 31, 1996, respectively.

Gross interest cost remained consistent with the prior year at $1.4 million and $4.1 million for the three and nine month periods ended August 31, 1997, respectively. Gross interest cost remained consistent with the prior periods despite the Company's reduction of the average debt outstanding during the periods, primarily from higher interest rates and commitment fees incurred on the Company's prior revolving facility during the first six months of 1997, coupled with the impact of obtaining a new revolving credit facility in the third quarter of 1997 (See Liquidity and Capital Resources) which, although it reduced the lending rate to the Company, requires the amortization of debt issuance costs of approximately $300,000 each quarter over the three year term of the facility. Interest capitalized in the three and nine month periods ended August 31, 1997 was $1.0 million and $3.0 million, compared to $1.1 million and $3.1 million, respectively, in the corresponding periods of the prior year. Capitalized interest remained consistent with the prior periods primarily as a result of comparable inventory levels subject to interest capitalization. The capitalized amounts will reduce future gross profit levels assuming no relative increases in selling prices.

Included in the income (loss) before extraordinary gain for the three and nine month periods ended August 31, 1997 is a provision (benefit) in lieu of income taxes of $14,000 and ($794,000), respectively, reflecting the Company's approximate effective tax rate based on estimates of annual results for 1997. Realization of the year to date benefit is dependent on generating sufficient income in the fourth quarter of 1997. Although realization is not assured, management believes the benefit will be realized.

In June 1997, the Company entered into a new, secured revolving credit facility (the "New Facility") with BankBoston, N.A. Proceeds from the New Facility were used to retire the prior revolving credit facility of $42.0 million which was discounted and paid off for $39.4 million. Based on the accounting principles in effect at the time of the extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.3 million, after deducting $842,000 of income taxes. Included in the gain is the write off of deferred costs and out-of-pocket costs of approximately $550,000.

At August 31, 1997, the backlog of homes under contract increased by over ten percent (10%) based upon 231 homes having an aggregate dollar value of $46.4 million compared to 208 homes in backlog having a $42.0 million aggregate dollar value as of August 31, 1996. The increase in the number of homes in backlog is primarily attributable to the increase in the number of homes in backlog from the Company's Northeast division which, during the third quarter, recorded greater net sales contracts and delivered fewer homes than during the same period in 1996. Contributing significantly to the Company's backlog is the Northeast division's active adult community, Renaissance. As of August 31, 1997, sales from this community represented seventy percent (70%) of the division's homes in backlog and fifty-three percent (53%) of the dollar value of such backlog. Deliveries from Renaissance began during the third quarter of 1997. The average sales price per home in backlog decreased marginally from $202,000 at August 31, 1996 to $201,000 at August 31, 1997, attributable to a higher proportion and quantity of Northeast division homes in backlog. Over the past six months, the backlog in the Northeast division has been impacted by the average sales price per home basis from its active adult community, Renaissance, which comprises a more significant portion of backlog. The current average sales price of the homes at Renaissance is approximately $190,000 with base sales prices ranging from $140,000 to $230,000.

The Company recorded net sales contracts of $27.2 million (139 homes) and $78.1 million (391 homes) for the three and nine month periods ended August 31, 1997, respectively, compared to $23.7 million (114 homes) and $83.3 million (418 homes) for the corresponding periods of 1996. An improved third quarter of net sales activity resulted in a twenty-two (22%) increase in the quantity of sales contracts and a fifteen percent (15%) increase in sales dollars. As anticipated and previously discussed, the Northeast division's sales activity on a quantity and dollar basis was favorably impacted by the active adult community, Renaissance, which recorded forty three (43) new sales contracts during the third quarter of 1997. For the nine month period ended August 31, 1997, the Company had a decrease of six percent (6%) in the quantity of sales contracts and sales dollars compared to 1996. The Company's increased sales in the Florida and Northeast divisions in the third quarter partially offset the overall decreases in net sales contracts previously reported for the six months ended May 31, 1997.

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

The New Facility contains more favorable terms than the facility it replaces, including the interest rate charged to the Company of prime plus one percent (1%) or a Eurodollar rate option (based upon LIBOR) plus three and one half percent (3.5%), no commitment reductions, more financial and operating flexibility, in addition to the longer term. The New Facility permits up to $10 million of non-recourse purchase money financing from other sources. It is anticipated that the Company's effective interest rate on the New Facility will be comparable to the former Amended Facility due to the amortization of debt issuance costs of approximately $3.5 million over the initial three-year term of the New Facility.

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

As a component of the consideration to enter into the New Facility, Calton issued the Lender a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock at a price of $.50 per share. The Warrant, which is exercisable only in whole, becomes exercisable in January 1999 and expires in June 2004. The Lender must provide notice to the Company when it decides to exercise the Warrant. In such event, Calton has the option to repurchase the Warrant at a price based upon the difference between the then current market price of Calton's Common Stock and the exercise price of the Warrant. The Warrant was valued at $210,000 and will be amortized through interest expense over the initial three-year term of the New Facility. The unamortized value of the Warrant ($192,000) at August 31, 1997 is reflected as a reduction to the New Facility's amount outstanding of $37.0 million on the Balance Sheet. The Lender is entitled to certain rights to have the shares issuable upon exercise of the Warrant registered for public sale. The Warrant contains provisions providing for an adjustment in the exercise price and number of shares issuable upon the exercise of the Warrant upon the occurrence of certain events, including sales of Calton Common Stock (other than pursuant to employee stock options) at prices below the exercise price of the Warrant or the then current market price of Calton's Common Stock. In addition, certain terms of the Warrant are subject to adjustment if the Company issues convertible securities, options or other warrants having terms more favorable to the holder than the Warrant.

For the twelve month period ended August 31, 1997, the Company's EBITDA was $7.3 million. Approximately $4.0 million was available to be borrowed under the New Facility based upon a prescribed borrowing base calculation as of August 31, 1997. As of August 31, 1997, $37.0 million was outstanding under the New Facility in addition to $1.4 million of letters of credit.

The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization and borrowing availability under the New Facility will provide sufficient capital to support the Company's operations for the foreseeable future.

Cash Flows from Operating Activities

Operating activities provided $2.0 million of cash for the nine month period ended August 31, 1997 as compared to $1.4 million for the prior year. During the third quarter of 1997, $4.4 million of cash was generated, including a refund of $2.4 million related to a prior period tax issue. The Company generated cash primarily from a decrease of its receivables from the timing of home closings between the fourth quarter of 1996 and the first quarter of 1997, coupled with a $1.1 million payment received from a note in the second quarter. Cash generated from receivables and the tax refund were partially used to fund additional operating activities that included the net increase in inventory of $1.7 million consisting of $12.4 million in land acquisitions, offset by the sale of land under option and the timing of the construction and delivery of homes. In addition, the timing of home closings, coupled with the pay down of the Company's general liability insurance, resulted in a $3.2 million reduction in accounts payable, accrued expenses and other liabilities.

The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisitions of such properties. In addition, borrowings from the New Facility will be utilized for acquisitions as needed, and to the extent available. Also, options will continue to be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline.

Cash Flows from Investing Activities

In the second quarter of 1996, the Company received a $553,000 distribution from a joint venture in which it previously participated.

Cash Flows from Financing Activities

During the nine month period ended August 31, 1997 the Company reduced its outstanding debt by approximately $3.7 million primarily due to the reduction on the amount outstanding under the New Facility. The Company retired its Amended Facility in the third quarter at a $2.6 million discount and replaced this facility with a New Facility from the Bank Boston, N.A. In obtaining the New Facility, the Company paid approximately $3.5 million in debt issuance costs which the Company concurrently financed with proceeds from the New Facility. The Company generated approximately $4.4 million of cash from operations including the $2.4 million tax refund previously disclosed during the third quarter and that was utilized to reduce the Company's New Facility to $37.0 million at August 31, 1997.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K.
         A)    Exhibits
               *(a) Senior Secured Credit Agreement dated as of June 12, 1997 among Calton Homes, Inc., Calton Homes of Florida, Inc. and BankBoston, N.A.
               *(b) Warrant to Purchase Common Stock of Calton, Inc. issued to BankBoston, N.A. dated June 12, 1997.
               *(c) Registration Rights Agreement dated as of June 12, 1997 between Calton, Inc. and BankBoston, N.A.

               * Incorporated by reference to similarly-numbered exhibits filed with the Company's report on Form 8-K dated June 12, 1997.

               27.   Financial Data Schedule as of August 31, 1997.

         B)    Reports on Form 8-K.

               None.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Calton, Inc.
                                       --------------------------------
                                          (Registrant)


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



Date:  October 15, 1997