Form 10-K
period 1997-11-30
CALTON INC
filed 1998-02-26
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                              FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended November 30, 1997
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Title of Class
                                --------------

                                             Name of each exchange
              Title of each class             on which registered
           ------------------------         -----------------------
                 Common Stock,
           $.01 par value per share         American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X .

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 2, 1998 was $11,353,000.

As of February 2, 1998, 26,632,000 shares of Common Stock were outstanding.

Certain items in Parts I and II incorporate information by reference to the 1997 Annual Report to Shareholders and Part III is incorporated by reference to the Proxy Statement for the annual meeting of shareholders to be held on April 30, 1998. Except for portions which are expressly incorporated by reference herein, the Annual Report is not deemed filed a part hereof.


    Disclosure Concerning Forward-Looking Statements
   -------------------------------------------------
    All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements incorporated by reference in Part II, Item 7: "Management's
    Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business," are, or may be deemed to be, "Forward-Looking Statements" within the meaning of
    Section 27A of the Securities Act of 1933, as amended (the
    "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and product development and the availability and cost of labor and materials, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

                                    PART I
                                    ======

Item 1.   BUSINESS

(a) General Development of Business

General
-------
Calton, Inc. (the "Company" or "Calton"), through its subsidiary, Calton Homes, Inc. ("Calton Homes"), designs, constructs and sells single family detached homes in central New Jersey. The Company primarily targets two groups of homebuyers: the second and third time move-up homebuyer of conventional housing and the active adult homebuyer. The Company delivered 480 homes in fiscal 1997 with an average sales price of $215,000. Additionally, the Company sells land and options to acquire land to other builders from time to time after adding value by obtaining entitlements.

The Company's current homebuilding activities are conducted through one division, the Northeast division, which is located in central New Jersey. On November 30, 1997, the Company sold its Orlando, Florida homebuilding assets for $16.7 million in cash. This sale resulted from management's determination that the Company's assets could be more profitably invested in New Jersey, the Company's primary market since 1969. As a result of the Florida sale, the Company anticipates that total net sales and total homebuilding revenues generated in 1998 will be less than those of prior years.

Calton was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name of Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes that continues as a wholly-owned subsidiary of Calton. Calton maintains its executive offices at 500 Craig Road, Manalapan, New Jersey 07726 and its telephone number is (732) 780-1800. As used herein, the term "Company" refers to Calton, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Since 1969, the Company and its predecessor have constructed and sold approximately 17,700 homes in 151 residential developments in New Jersey, Florida, Pennsylvania, California and Illinois. At November 30, 1997, the Company had seven communities open for sales, four of which offer conventional housing and three in the Company's entry into the active adult market (age 55 and over), Renaissance. The Company offers a total of nine different single family detached home types within three series of homes in Renaissance.

(b) Financial Information About Industry Segments

Substantially all revenues and equity in earnings, operating profits and assets of the Company and its subsidiaries are attributable to one line of business, the development and sale of residential housing and the acquisition and sale of real property.

(c) Description of Business

General
-------
The Company designs, constructs and sells single family detached homes in central New Jersey. The Company markets primarily to second and third time move-up homebuyers with its conventional housing product line and active adult homebuyers. In 1997, the Company delivered 480 homes with an average sales price of $215,000. Additionally, the Company sells land and options to acquire land to other builders from time to time after adding value by obtaining entitlements.

Operating Strategy
------------------
The Company's operating strategy generally consists of: (i) targeting primarily the second and third time move-up homebuyer and the active adult community homebuyer in New Jersey; (ii) conducting homebuilding activities in markets that, based on economic and demographic trends, demonstrate strong growth potential; (iii) designing each residential community to meet the needs of the particular market based on local conditions and demographic factors; (iv) minimizing land risks by purchasing entitled tracts of well-located property through options or contingent purchase contracts and limiting land holdings to those which can be developed within two years from the date of purchase or where available purchasing finished lots on a rolling option basis; (v) developing residential communities in phases which enables the Company to reduce financial exposure, control construction and operating expenses and adapt quickly to changes in customer demands and other market conditions; (vi) utilizing subcontractors to perform land development and home construction on a fixed price basis; and (vii) emphasizing the quality, features and value of its homes.

Geographic Markets
------------------
The Company's current business operations are located in central New Jersey. Generally, the Company has conducted its homebuilding operations in markets that demonstrate a strong growth profile. In 1997, the Company decided to exit from the Florida market by selling its Orlando, Florida homebuilding assets based on the Company's determination that the Company's resources would be better invested in the New Jersey market. The Company selects locations for its residential housing communities that have ready access to major arterial highways and which have experienced increased housing demand. The Company currently conducts homebuilding activities in Burlington, Hunterdon, Mercer, Middlesex, Monmouth and Ocean counties in New Jersey.

Products
--------
The Company offers a variety of single-family detached homestyles tailored to meet the specific needs of the particular geographic and demographic markets served, including the second and third time move-up homebuyer, the active adult homebuyer and, to a lesser extent, the first time and first time move-up homebuyer. From time to time, the Company also offers townhomes. Homestyles, prices and sizes are tailored to each community based upon the Company's assessment of specific market conditions and the restrictions imposed by local jurisdictions. In certain projects, recreational amenities such as tennis courts and playground areas are constructed by the Company. The amenities offered in the Company's Renaissance community include a 25,000 square foot clubhouse and outdoor amenities including an eighteen-hole golf course, pool and lighted clay tennis courts. The Company believes that its current product strategy which primarily focuses on the second and third time move up and active adult homebuyer enables it to mitigate some of the risks inherent in the homebuilding industry by providing it with a product mix that supplies markets that are not as susceptible to changing market conditions including interest rate changes.

Base prices in the Company's conventional housing communities that offer various styles of two-story colonial homes currently range from $168,000 to $597,000 for homes ranging in size from approximately 1,900 square feet to 4,500 square feet. The Company offers nine different single-family primarily one story detached home types in its active adult community, Renaissance, ranging from $145,000 to $230,000. These homes range in size from approximately 1,500 square feet to 2,200 square feet.

The Company generally standardizes its product line. This standardization improves the quality of construction and permits efficient production techniques and bulk purchasing of materials and components, thus reducing construction costs and the time required to build a home. See "Sales and Marketing."

Land Acquisition, Planning and Development
------------------------------------------
Substantially all of the land acquired by the Company is purchased only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. The term "entitlements" refers to developmental approvals, tentative maps or recorded plats, depending on the jurisdiction within which the land is located. Entitlements generally give a developer the right to obtain building permits upon compliance with certain conditions that are usually within the developer's control. Although entitlements are ordinarily obtained prior to the Company's purchase of the land, the Company is still required to obtain a variety of other governmental approvals and permits during the development process. Although finished lots are generally not available in New Jersey, the Company has entered into a contract to purchase up to 2,000 finished lots on a rolling option basis in Ocean County, New Jersey, in its active adult community marketed under the name Renaissance. Through November 30, 1997, 146 lots have been purchased at Renaissance.

The Company's general policy has been to control land for future development or sale through the use of purchase options or contingent purchase contracts whenever practicable and where market conditions permit. The Company generally endeavors to acquire property for development on an installment method, with closings on a portion of a project on a periodic basis. From time to time, the Company acquires property through the use of purchase money mortgages. In certain cases, when available, the Company acquires finished lots on a rolling option basis. These policies enable the Company to limit its financial commitments, including cash expenditures and interest and other carrying costs, and avoid large land inventories which exceed the Company's near term development needs. At the same time, the Company retains any appreciation in the value of the parcel prior to exercising the option or closing the contingent purchase contract. During the option or contingency period, the Company performs feasibility studies, technical, engineering and environmental surveys and obtains the entitlements.

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

Construction
------------
The Company employs production managers who are responsible for coordinating all functions pertaining to the construction process. All construction work for the Company is performed by subcontractors on a fixed price basis, with the Company acting as general contractor. In order to maintain control over costs, quality and work schedules, the Company employs an on-site superintendent who is responsible for supervising subcontractor work at each community.

The Company's housing is constructed according to standardized design plans that are then customized to each individual contract preference. Generally, the Company seeks to develop communities having a number of lots to absorb deliveries over a minimum one year period in order to reduce the per home cost of the housing products which it sells. Advantages achieved by volume building include lower costs paid to subcontractors and reduced material costs per home.

Generally, the Company's policy is to commence construction of a detached home beyond the foundation after a sales contract for that home has been signed. The Company does, however, ordinarily attempt to maintain a predetermined inventory of homes in process in order to match the construction times of homes with the mortgage application process and to accommodate customers who require immediate occupancy, such as relocation homebuyers. In addition, in order to permit construction and delivery of homes on a year round basis, the Company, in anticipation of winter in the Northeast, will start construction of foundations prior to having signed sales contracts.

Materials and Subcontractors
----------------------------
The Company attempts to maintain efficient operations by utilizing standardized material available from a variety of sources. Prices for materials may fluctuate due to various factors, including demand levels or supply shortages. During 1997, prices for gypsum products increased sharply. The prices for asphalt and appliances remained relatively flat while prices for lumber and concrete increased modestly.

The Company enters into contracts with numerous subcontractors representing all building trades in connection with the construction of its homes, and has established long-term relationships with a number of subcontractors. These subcontractors bid competitively for each phase of the work at each project and are selected based on quality, price and reliability. Subcontractor bids are solicited after an internal job cost budget estimate has been prepared based on estimated material quantities. These internal estimates serve as the formal baseline budget against which the cost of each trade is measured. The Company is responsible for contracting all trades in each of its communities. The Company closely monitors subcontractor performance and expenditures for each community to assess profitability. Additionally, the Company is generally able to obtain reduced prices from many of its subcontractors due to the volume of work it provides to its subcontractors. Agreements with subcontractors and suppliers generally span three to twelve months, and provide a fixed price for labor and materials.

The Company has, from time to time, experienced minor temporary construction delays due to shortages of materials or availability of subcontractors. Such construction delays may extend the period of time between the signing of a purchase contract and the receipt of revenues by the Company at the time of delivery of the home to the homebuyer. To date, the Company has experienced no material adverse financial effects as a result of construction delays. Currently, sufficient materials and subcontractors are available to meet the Company's demands; however, the Company cannot predict the extent to which shortages in necessary materials or labor may occur in the future.

Sales and Marketing
-------------------
The Company typically constructs, furnishes and landscapes a model home for each community and maintains an on-site sales office staffed with its own sales personnel. At Renaissance, six different home types are presented in the model park in addition to a decor center. The Company makes use of newspaper, billboard and direct mail advertising, special promotional events and illustrated brochures in a comprehensive marketing program. The Company has established a web site on the Internet (http://www.caltonhomes.com) to provide its customers with additional information on the Company's communities and homes. In marketing its products, the Company emphasizes quality, features and value and provides a 15-year limited warranty on its homes. In addition, the Company offers a customization program, "Your Home Your Way," in order to make the products the Company builds more attractive to homebuyers by tailoring them to individual customer needs. Retail prices, sales strategies and advertising programs are subject to periodic market analysis.

The Company's sales personnel participate in an intensive sales training program to develop their skills and knowledge. The Company consults with these personnel in the product development process to obtain and consider feedback from customers and information with respect to the Company's competitors.

Sales of the Company's homes are made pursuant to standard sales contracts that are customary in the markets served by the Company. Such contracts require a customer deposit (generally up to 10% of the base selling price and $5,000 for the active adult community, Renaissance) at time of contract signing and provide the customer with a mortgage contingency, if necessary. The contingency period typically is sixty (60) days following execution of the contract. In certain instances, contracts are contingent on the sale of a purchaser's existing home. In such cases, the Company retains the right to sell the lot to a different homebuyer during the period in which the "house-to-sell" condition is not satisfied. The cancellation rate for new contracts signed was approximately 19% in fiscal 1997 (18% in New Jersey). Cancellation rates may vary from year to year. The Company attempts to limit cancellations by training its sales force to determine, at the sales office, the qualifications of potential homebuyers and by obtaining financial information about the prospective purchaser.

At February 2, 1998, the Company employed 29 full-time and part-time sales personnel who are paid on a salary and/or sales commission basis. The Company also utilizes the services of independent real estate brokers through a cooperative broker referral plan.

Customer Financing
------------------
The Company sells its homes to customers who generally finance their purchase through conventional and government insured mortgages. The Company provides its customers with information on a wide selection of conventional mortgage products and various mortgage lenders to assist the homebuyer through the mortgage process. Mortgages arranged by mortgage providers in recent years have been mortgage loans underwritten and made directly by a lending institution to the customer. The Company is not liable for repayment of any mortgage loans.

Backlog
-------
At November 30, 1997, the backlog of homes under sales contract increased by thirty-four percent (34%) and totaled 110 homes from four conventional housing communities and Renaissance, having an aggregate dollar value of $31.0 million compared to 82 homes from eight conventional housing communities having an aggregate dollar value of $27.1 million as of November 30, 1996, excluding the impact of the Florida division that was sold at the end of fiscal 1997. All of the November 30, 1997 backlog is expected to be completed and delivered by November 30, 1998. As of November 30, 1997, sales from the Renaissance community comprised approximately 60% of the Company's backlog. The backlog includes contracts containing financing and certain other contingencies, including, in certain instances, contracts which are contingent on the homebuyer selling their homes. Due to changes in product offerings, the uncertainty of future market conditions and the general economic environment, the sales backlog achieved in the current period may not be indicative of those to be realized in succeeding periods.

Residential Development
-----------------------
The Company markets and sells varying types of residential homes ranging in base selling prices from $168,000 to $597,000 for its conventional line of homes and $145,000 to $230,000 for its active adult line of homes. Average base selling prices of homes sold in any period or unsold at any point in time will vary depending on the specific projects and style of homes under development. The Company continually monitors prevailing market conditions, including interest rates and the level of resale activity in the markets in which it operates. The Company may, from time to time, sell all or a portion of a residential project prior to its development by the Company.

As of November 30, 1997, the Company had 4 conventional communities and Renaissance, which includes three communities, open for sales including an aggregate of 2,440 single family detached homes to be delivered. The following sets forth certain information as of November 30, 1997 with respect to communities being developed by the Company:
                                           Homes
                                           Deliv-
                                           ered  Homes
                                    Homes  Year   Un-
                      Year          Deliv- Ended  der
                       of     Lots   ered   Nov.   Con-
                      First   Ap-   Incept- 30,  tract   Un-
   Community Name     Deliv- proved ion to 1997  (Back- sold        Sales
     (Location)        ery     (a)   Date   (b)   log)   Lots     Price Range
--------------------  ------  ----- -----  ----  ----   ----  -----------------
Belmont @ Steeple-
 chase (Burlington)     1995    291    84    29     9    198  $167,990-$226,990
Crown Pointe
 (West Windsor)         1996     94    29    26    11     54  $397,990-$504,990
The Crossing @
 Grover's Mill
 (Plainsboro)           1998    179     0     0    19    160  $356,990-$453,990
Renaissance
 (Manchester Twp):
 Renaissance Series
  (80' lots)            1997    100     2     2     5     93  $224,990-$229,990
 Signature Series
  (60' lots)            1997    501    11    11    23    467  $172,990-$185,990
 Florentine Series
  (50' lots)            1997  1,411    39    39    38  1,334  $144,990-$176,990
Stanton Ridge
 (Readington)           1997     34     8     8     4     22  $442,990-$596,990
Other (communities
 with fewer than 5
 homes unsold)                  862   859   111     1      2
                              ----- -----   ---   ---  -----
 TOTAL                        3,472 1,032   226   110  2,330
                              ===== =====   ===   ===  =====

(a) Includes homes completed and delivered, homes under construction and homes designated on subdivision or site plans where preliminary and final subdivision or site plan approvals, which in certain instances may be subject to the fulfillment of certain conditions imposed thereby, have been received. Also includes approximately 2,083 planned homes under rolling options in 3 conventional communities (229 planned homes) and the active adult community, Renaissance (1,854 planned homes), currently being developed and marketed by the Company. The exercise of these options will require the following cash payments: $10.2 million in 1998, $6.5 million in 1999, $6.6 million in 2000, $7.5 million in 2001, $7.8 million in 2002 and
    $33.7 million thereafter. The Renaissance community represents the majority of the capital requirements and lots which are currently planned for development beyond the year 2002.
(b) Excludes the last 4 home deliveries from the Chicago division and 250 homes from the Florida division.

Land Inventory
--------------
The Company acquires options or contingent purchase contracts on land where practicable and where market conditions and lending availability permit. In other instances, the Company has endeavored to acquire property either subject to purchase money mortgages, or on an installment method, with closings on a portion of a project on a periodic basis. In order to ensure the availability of land for future development, the Company believes it is necessary to control land in New Jersey at an earlier point in time than in other markets. As of November 30, 1997, if all of the options held by the Company were exercised and all of the contingent purchase contracts to which the Company is a party were closed, the Company would have sufficient land to maintain its anticipated level of deliveries for the next five years and beyond.

As of November 30, 1997, in addition to the communities currently under development, the Company held options or was a party to contingent contracts to purchase 10 parcels of land in New Jersey for which it has paid options fees and earnest money aggregating $1.0 million. A total of 1,613 homes, of which 1,249 homes are single family and 364 are townhomes, are planned for these parcels. In a number of cases, these properties are subject to obtaining development approvals and satisfactory feasibility studies. As a result, no assurance can be given that the Company will ultimately pursue the development of these properties. Through November 30, 1997, the Company has spent an additional $2.1 million in predevelopment costs on the properties subject to options and contingent contracts. Such costs may not be fully recoverable in the event these options were not exercised or the contracts were not closed, as the case may be. Assuming that in each year the Company makes payments with respect to either options or contingent contracts, exercises options, or closes such contracts with respect to the minimum amount of land necessary to retain its rights to acquire the remainder of the subject properties, the aggregate amount required to retain or exercise such options or close or extend such contingent contracts in periods subsequent to November 30, 1997 is approximately $952,000 in 1998, $7.1 million in 1999, $9.5 million in 2000, $3.7 million in 2001, $1.2 million in 2002 and $3.5 million thereafter. Assuming the Company exercises such options and contingent contracts, the Company will be in a position to acquire title to approximately 60, 353, 681, 215 and 62 lots during fiscal years 1998 through 2002, respectively, and 242 lots thereafter.

Commercial Land
---------------
The Company has continued to focus on selling its commercial land. In keeping with this strategy, the Company, in February 1998, closed on the sale of its largest remaining parcel of commercial land, located in eastern Pennsylvania, for $4.1 million in proceeds that resulted in no gain or loss after taking into account a $300,000 impairment charge in the fourth quarter of 1997.

The Company owns certain undeveloped properties with a book value of $3.3 million in New Jersey, Florida, California and Pennsylvania. These properties include 56 acres of commercial property in Manalapan, New Jersey; 14 acres consisting of two parcels in Orange County, Florida; and two other properties, one nine-acre site in Pennsylvania and one in California consisting of 22 acres.

Competition
-----------
The Company's business is highly competitive. Homebuilders compete for desirable properties, financing, raw materials and skilled labor among other things. The Company competes in each of the geographic areas in which it operates with numerous real estate developers, ranging from small local to larger regional and national builders and developers, some of which have greater sales and financial resources than the Company. Resale homes provide additional competition. The Company competes primarily on the basis of quality, features, value, reputation, price, location, design and amenities.

Regulation and Environmental Matters
------------------------------------
The Company is subject to various local state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company is subject to registration and filing requirements in connection with the construction, advertisement and sale of its communities in certain states and localities in which it operates even if any or all necessary government approvals have been obtained. Generally, the Company must obtain numerous government approvals, licenses, permits, and agreements before it can commence development and construction. Certain governmental authorities impose fees as a means of defraying the cost of providing certain governmental services to developing areas, or have required developers to donate land to the municipality or make certain off-site land improvements. The Company may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which it operates. Generally, such moratoriums relate to insufficient water or sewage facilities.

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

Despite the Company's past ability to obtain necessary permits and development approvals for its communities, increasingly stringent requirements may be imposed on developers and homebuilders in the future. Although the Company cannot predict the effect of these requirements, they could result in time consuming and expensive compliance programs and substantial expenditures for pollution and water quality control, which could materially adversely affect the Company. In addition, the continued effectiveness of permits already granted or development approvals already obtained is dependent upon many factors, some of which are beyond the Company's control, such as changes in policies, rules and regulations and their interpretation and application.

The foregoing does not purport to be a full description of all of the legislation and regulations impacting the business of the Company. The Company may be subject to numerous other governmental rules and regulations regarding building standards, labor practices, environmental matters and other aspects of real estate development in each jurisdiction in which it does business.

Employees
---------
As of February 2, 1998, the Company employed approximately 76 full-time personnel, including 13 corporate employees and 63 employees in the Northeast division. The Company also employs approximately 9 part-time employees in various locations. The Company believes its employee relations are satisfactory.


Item 2.COMPANY FACILITIES

The Company leases approximately 14,700 square feet of office space in a two-story office building in Manalapan, New Jersey. Management believes that these arrangements provide adequate space for the Company to conduct its operations.

The Company also has remote sales offices, when not utilizing a model home, and construction offices on each of its project sites, which include mobile units that are leased for terms varying from one month to one year. From time to time the Company also leases model homes in some of its communities which the Company has previously sold to third parties under a lease-back arrangement.


Item 3.LEGAL PROCEEDINGS

In July 1994, an action was filed against Calton Homes, Inc., the Township of Plainsboro, New Jersey and its planning board, certain real estate brokers and certain unnamed officers of Calton Homes, Inc., by approximately 60 purchasers in the Company's Princeton Manor development seeking compensatory and punitive damages arising out of an alleged failure to disclose that a portion of the property adjacent to the community could be developed by Plainsboro Township as a public works site. A report submitted to the court by the plaintiffs' expert indicates that the values of only 18 of the plaintiffs' homes were affected by the development of the public works site. Notwithstanding the submission of the expert's report, the Company does not believe that the values of any of the plaintiffs' homes have been impaired. The Company is vigorously contesting this matter and, although there can be no assurances, does not believe that the case will have any material effect on the financial position, results of operations or cash flows of the Company.

In February 1998, the United States District Court, District of Massachusetts, dismissed, by summary judgment, the claim made by the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, that Calton, Inc. had assumed approximately $8,700,000 of liability under a promissory note issued by a joint venture in which a Talcon, L.P. ("Talcon") subsidiary had an interest. At this juncture, the FDIC has not appealed this decision and the only remaining causes of action against Calton, Inc. in this matter, which commenced in June 1996, involve a claim that Calton, Inc. breached an alleged agreement with Eliot Savings Bank to maintain a $1,000,000 net worth in a subsidiary that served as a general partner of the issuer of the note. The FDIC alleges actual damages of $1,000,000 (plus interest and costs) and is seeking treble damages under the Massachusetts General Laws Chapter 93A. Inasmuch as Calton, Inc. never entered into any such agreement with Eliot Bank, it believes that the FDIC's position is contrary to applicable law and without merit. The Company is vigorously contesting this matter but there can be no assurances that the case will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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


Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


Item 4A.EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of February 2, 1998 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table.

Name                      Age        Position
--------------------      ---        -----------------------------------------
Anthony J. Caldarone      60         Chairman, President and Chief Executive
Officer
Robert A. Fourniadis      40         Senior Vice President-Legal and Secretary
Bradley A. Little         46         Senior Vice President-Finance, Treasurer
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

Mr. Fourniadis was named Senior Vice President, Secretary and Corporate Counsel of Calton in June 1993 following the consummation of the Reorganization. Prior thereto, Mr. Fourniadis served as Vice President and Corporate Counsel of Calton Homes from 1988 to June 1993.

Mr. Little was named Senior Vice President, Treasurer and Chief Financial Officer of Calton in June 1993 following the consummation of the Reorganization. Prior thereto, Mr. Little had served as Vice President of Accounting of Calton from 1989 to June 1993.

                                    PART II
                                    =======


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1997 and 1996 and the number of holders of Common Stock is presented on page 24 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.

The Company has not paid dividends on its capital stock in the past. In addition, the terms of the Company's revolving credit facility prohibit the payment of dividends.


Item 6.   SELECTED FINANCIAL DATA

The financial highlights data is presented on page one of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is presented on pages 5 through 11 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including the Report of Independent Accountants thereon and the unaudited Quarterly Financial Results, are presented on pages 12 through 24 of the 1997 Annual Report to Shareholders, which information is incorporated herein by reference.


Item 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
                                   ========


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors is incorporated herein by reference to "Election of Director" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 30, 1998. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."


Item 11.  EXECUTIVE COMPENSATION

Information pertaining to executive compensation is incorporated herein by reference to "Executive Compensation" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 30, 1998.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Shareholders" and "Security Ownership of Management" from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 30, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

                                    PART IV
                                    =======


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

     3.        Exhibits

               Reference is made to the Index of
               Exhibits hereinafter contained                               F-5

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K, dated December 1, 1997, announcing that it had sold its Orlando, Florida homebuilding assets to Beazer Homes USA and to present proforma financial information.

                                  SIGNATURES
                                  ==========

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

Signature                                Title                   Date
------------------------    ---------------------------- -----------------

/s/ Anthony J. Caldarone    Chairman, Chief Executive    February 26, 1998
------------------------    Officer and President
(Anthony J. Caldarone)      (Principal Executive Officer)

/s/ Bradley A. Little       Senior Vice President        February 26, 1998
------------------------    Finance & Treasurer
(Bradley A. Little)         (Principal Financial &
                            Accounting Officer)

/s/ J. Ernest Brophy        Director                     February 26, 1998
------------------------
(J. Ernest Brophy)


/s/ Mark N. Fessel          Director                     February 26, 1998
------------------------
(Mark N. Fessel)


/s/ Frank Cavell Smith, Jr. Director                     February 26, 1998
-------------------------
(Frank Cavell Smith, Jr.)

                         CALTON, INC. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


                                                                         Page
                                                                         Number

Consolidated Balance Sheet at November 30, 1997 and 1996. . . . . . . .*

Consolidated Statement of Operations for the years ended
  November 30, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . .*

Consolidated Statement of Cash Flows for the years
  ended November 30, 1997, 1996 and 1995. . . . . . . . . . . . . . . .*

Consolidated Statement of Shareholders' Equity for
  the years ended November 30, 1997, 1996 and 1995. . . . . . . . . . .*

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .*

Report of Independent Accountants . . . . . . . . . . . . . . . . .*,F-2

Consent of Independent Accountants. . . . . . . . . . . . . . . . . .F-3

Schedules**

II-Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . .F-4




* The financial statements and notes thereto together with the Report of Independent Accountants on pages 12 through 24 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

** Schedules other than the schedule listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




Our report on the consolidated financial statements of Calton, Inc. and Subsidiaries, dated January 13, 1998 has been incorporated by reference in this Form 10-K to page 24 of the 1997 Annual Report to Shareholders of Calton, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                              /s/ Coopers & Lybrand L.L.P.


                                              Coopers & Lybrand L.L.P.









Princeton, New Jersey
January 13, 1998, except for
Note 9(b) as to which the
date is February 19, 1998

                      CONSENT OF INDEPENDENT ACCOUNTANTS






We consent to the incorporation by reference in the Registration Statements of Calton, Inc. and Subsidiaries on Form S-8 (Nos. 33-70628, 33-75184 and 333-28135) of our report, dated January 13, 1998, on our audits of the consolidated financial statements and financial statement schedule of Calton, Inc. and Subsidiaries as of November 30, 1997 and 1996 and for the years ended November 30, 1997, 1996 and 1995, which report has been incorporated by reference in this Annual Report on Form 10-K.





                                              /s/ Coopers & Lybrand L.L.P.

                                              Coopers & Lybrand L.L.P.










Princeton, New Jersey
February 26, 1998

                                  SCHEDULE II

                         CALTON, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                            (Amounts in Thousands)



                                         Additions
                                    ----------------------
                          Balance    Charged                            Balance
                         at Begin-  to Costs    Charged to                at
                          ning of     and       to Other                End of
Description                Year     Expenses    Accounts    Deductions   Year
--------------------     --------   --------   -----------  ----------  ------
Year ended
 November 30, 1995:
Net realizable
 value reserves
 for inventory. . .      $    400   $  1,593   $        --  $       --  $ 1,993
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset. . . . .      $ 36,892   $     --   $        --  $18,245(A)  $18,647
                         ========   ========   ===========  ==========  =======

Year ended
 November 30, 1996:
Net realizable
 value reserves
 for inventory. . .      $  1,993   $     --   $        --  $   880(B)  $ 1,113
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset. . . . .      $ 18,647   $     --   $       981  $       --  $19,628
                         ========   ========   ===========  ==========  =======
Year ended
 November 30, 1997:
Net realizable
 value/impairment
 reserves for
 inventory. . . . .      $  1,113   $    750   $        --  $   882(B)  $   981
                         ========   ========   ===========  ==========  =======
Valuation allowance
 for net deferred
 tax asset. . . . .      $ 19,628   $     --   $        --  $ 3,538(C)  $16,090
                         ========   ========   ===========  ==========  =======



(A) Represents the impact of the recalculation of the IRS Code Section 382 limitation and the utilization against taxable income attributable to Talcon, L.P.
(B) Represents the utilization of reserves recorded when affected homes are delivered.
(C) Represents the change in the valuation allowance due to the changes in the deferred tax assets and the impact of the IRS Code Section 382 limitation on those tax assets.

                               INDEX TO EXHIBITS
                               =================

2. Plan of Reorganization of the Registrant and Subsidiaries, incorporated by reference to Exhibit 2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022.

2.1 Agreement for Sale and Purchase of Assets dated as of November 26, 1997 between Beazer Homes Corp., Beazer Homes USA, Inc., Calton Homes of Florida, Inc. and Calton Homes, Inc., incorporated by reference to
          Exhibit 2 to Form 8-K of Registrant dated December 1, 1997.

3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997.

3.2       By Laws of Registrant, as amended.

4. Senior Secured Credit Agreement dated as of June 12, 1997, among Calton Homes, Inc., Calton Homes of Florida, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated June 12, 1997.

4.1 Warrant to Purchase Common Stock of Calton, Inc. dated June 12, 1997 issued to BankBoston, N.A., incorporated by reference to Exhibit 10.2 to Form 8-K of Registrant dated June 12, 1997.

(*)10.1 1996 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.

(*)10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(*)10.4 Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit 10.4 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.

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

13. Certain pages of Registrant's 1997 Annual Report to Shareholders which, except for those portions expressly incorporated herein by reference, are not deemed filed a part hereof.

21.       Subsidiaries of the Registrant.

27.       Financial Data Schedule.

----------------------
(*) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(**)      Constitutes a management contract required to be filed pursuant to
          Item 14(c) of Form 10-K.

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549




                                   EXHIBITS
                                  FILED WITH
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                                 CALTON, INC.
                                     1997