Form 10-Q
period 1998-02-28
CALTON INC
filed 1998-04-13
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended February 28, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of March 31, 1998, 26,707,000 shares of Common Stock were outstanding.


                         CALTON, INC. AND SUBSIDIARIES

                                     INDEX



                                                                    Page No.
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  February 28, 1998 and November 30, 1997 . . . . . . . . 3

                  Consolidated Statement of Operations for the
                  Three Months Ended February 28, 1998 and 1997 . . . . . 4

                  Consolidated Statement of Cash Flows for the
                  Three Months Ended February 28, 1998 and 1997 . . . . . 5

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Three Months Ended February 28, 1998 . . 6

                  Notes to Consolidated Financial Statements. . . . . . 7-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . .9-12


PART II. Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .12

         Item 6.  Exhibits and reports on Form 8-K. . . . . . . . . . . .12


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisition and project development, adverse weather conditions and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
------------------------------------------------------------------------------

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                February 28,    November 30,
                                                   1998            1997
                                                (Unaudited)
                                                -----------     -----------
Assets
  Cash and cash equivalents . . . . . . . . . . $ 2,392,000     $ 7,142,000
  Receivables . . . . . . . . . . . . . . . . .   4,526,000       5,430,000
  Inventories . . . . . . . . . . . . . . . . .  53,921,000      43,972,000
  Commercial land . . . . . . . . . . . . . . .   3,361,000       7,120,000
  Prepaid expenses and other assets . . . . . .   4,081,000       3,923,000
                                                -----------     -----------

    Total assets. . . . . . . . . . . . . . . . $68,281,000     $67,587,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
  Revolving credit agreement. . . . . . . . . . $20,843,000     $17,325,000
  Mortgages payable . . . . . . . . . . . . . .   3,189,000       3,234,000
  Accounts payable. . . . . . . . . . . . . . .   3,225,000       3,630,000
  Cash overdraft. . . . . . . . . . . . . . . .          --       2,981,000
  Accrued expenses and other liabilities. . . .   9,118,000       7,567,000
                                                -----------     -----------

    Total liabilities . . . . . . . . . . . . .  36,375,000      34,737,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
  Common stock. . . . . . . . . . . . . . . . .     267,000         266,000
  Paid in capital . . . . . . . . . . . . . . .  26,419,000      26,827,000
  Retained earnings . . . . . . . . . . . . . .   5,220,000       5,757,000
                                                -----------     -----------

    Total shareholders' equity. . . . . . . . .  31,906,000      32,850,000
                                                -----------     -----------

    Total liabilities and shareholders' equity. $68,281,000     $67,587,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 Three Months Ended February 28, 1998 and 1997
                                  (Unaudited)



                                                   1998            1997
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $12,804,000     $22,609,000

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  11,662,000      20,255,000
  Selling, general and administrative . . . . .   1,890,000       3,030,000
                                                -----------     -----------
                                                 13,552,000      23,285,000
                                                -----------     -----------

Loss from operations. . . . . . . . . . . . . .    (748,000)       (676,000)

Interest expense, net . . . . . . . . . . . . .     229,000         280,000
                                                -----------     -----------

Loss before income taxes. . . . . . . . . . . .    (977,000)       (956,000)

Benefit in lieu of income taxes . . . . . . . .    (440,000)       (478,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . . $  (537,000)    $  (478,000)
                                                ===========     ===========

Basic and diluted loss per share. . . . . . . . $      (.02)    $      (.02)
                                                ===========     ===========

Weighted average number of
  shares outstanding. . . . . . . . . . . . . .  26,627,000      26,533,000
                                                ===========     ===========

         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three Months Ended February 28, 1998 and 1997
                                  (Unaudited)


                                                   1998            1997
                                                -----------     -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . $  (537,000)    $  (478,000)
  Adjustments to reconcile net loss to net
    cash used by operating activities
      Benefit in lieu of income taxes . . . . .    (440,000)       (478,000)
      Issuance of stock under 401(k) Plan
        and other . . . . . . . . . . . . . . .      33,000           6,000
      Depreciation and amortization . . . . . .     132,000         221,000
      Amortization of deferred financing fees .     315,000          98,000
      Decrease in receivables . . . . . . . . .     904,000       2,777,000
      Increase in inventories . . . . . . . . .  (9,626,000)     (2,858,000)
      Decrease (increase) in commercial land. .   3,764,000         (15,000)
      Increase in prepaid expenses and
        other assets. . . . . . . . . . . . . .    (489,000)       (100,000)
      Increase (decrease) in accounts payable,
        accrued expenses and other
        liabilities . . . . . . . . . . . . . .     720,000      (2,273,000)
                                                -----------     -----------
                                                 (5,224,000)     (3,100,000)
                                                -----------     -----------

Cash Flows from Financing Activities
  Proceeds under revolving credit agreement . .          --       2,500,000
  Proceeds under new facility . . . . . . . . .   9,500,000              --
  Repayments under new facility . . . . . . . .  (6,000,000)             --
  Repayment of cash overdraft . . . . . . . . .  (2,981,000)             --
  Repayments of mortgages payable . . . . . . .     (45,000)        (77,000)
                                                -----------     -----------
                                                    474,000       2,423,000
                                                -----------     -----------

Net decrease in cash and cash equivalents . . .  (4,750,000)       (677,000)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .   7,142,000       4,292,000
                                                -----------     -----------

Cash and cash equivalents at end of period. . . $ 2,392,000     $ 3,615,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Three Months Ended February 28, 1998
                                  (Unaudited)



                           Common       Paid In       Retained
                           Stock        Capital       Earnings       Total
                           --------    -----------    ----------   -----------
Balance,
 November 30, 1997. . . . .$266,000    $26,827,000    $5,757,000   $32,850,000
Net loss. . . . . . . . . .      --             --      (537,000)     (537,000)
Benefit in lieu of
 income taxes . . . . . . .      --       (440,000)           --      (440,000)
Issuance of stock under
 401(k) Plan. . . . . . . .   1,000         24,000            --        25,000
Shares issued under stock
 option plan. . . . . . . .      --          8,000            --         8,000
                           --------     -----------   ----------   -----------
Balance,
 February 28, 1998. . . . .$267,000    $26,419,000    $5,220,000   $31,906,000
                           ========    ===========    ==========   ===========

         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
   ---------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1997. Operating results for the three month period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998.

2. Inventories
   -----------

   Inventories consist of the following (amounts in thousands):

                                                 Feb, 28,        Nov. 30,
                                                   1998            1997
                                                -----------     -----------
  Land and land development costs . . . . . . . $    30,482     $    21,936
  Homes, lots and improvements in production. .      19,484          17,468
  Land purchase options and costs of
    projects in planning. . . . . . . . . . . .       3,955           4,568
                                                -----------     -----------
                                                $    53,921     $    43,972
                                                ===========     ===========

      Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

      Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the homes are delivered or land sales are closed. Interest incurred, capitalized and expensed for the three month periods ended February 28, 1998 and 1997 is as follows (amounts in thousands):




                                                   1998            1997
                                                -----------     -----------
  Interest expense incurred . . . . . . . . . . $       852     $     1,249
  Interest capitalized. . . . . . . . . . . . .        (586)           (965)
                                                -----------     -----------
    Interest expense-net. . . . . . . . . . . .         266             284

  Capitalized interest amortized in
    Cost of revenues. . . . . . . . . . . . . .         328             723
                                                -----------     -----------

  Interest cost reflected in pretax loss. . . . $       594     $     1,007
                                                ===========     ===========

3.  Commercial Land
    ---------------

      In February 1998, the Company closed on the sale of its largest remaining parcel of commercial land, located in eastern Pennsylvania, for $4,050,000. This transaction resulted in cash proceeds of approximately $3,750,000 and no gain or loss was recorded. The net cash proceeds were used to fund operations and improve the Company's financial position.

      The remaining parcels of commercial land of $3,361,000 are located in New Jersey, California and Florida. Early in the second quarter of 1998, the Company received approval for the rezoning of 60 acres of land located in New Jersey from commercial to residential development. The Company intends to develop 128 active adult homes at this site. The remaining commercial land is available for sale.

4.  Commitments and Contingent Liabilities
    --------------------------------------

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

      (b) In February 1998, the United States District Court, District of Massachusetts, dismissed, by summary judgment, the claim made by the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, that Calton, Inc. had assumed approximately $8,700,000 of liability under a promissory note issued by a joint venture in which a Talcon, L.P. ("Talcon") subsidiary had an interest.

      In March 1998, the FDIC agreed to dismiss the remaining causes of action in its lawsuit against Calton, Inc. in exchange for a payment by Calton, Inc. of $50,000. This agreement was approved by the FDIC committee overseeing this lawsuit on April 9, 1998. The settlement is subject to the execution of a definitive agreement.

      (c) The Company is involved from, time to time, in other litigation in the ordinary course of business. Management presently believes that the resolution of any such matter should not have a material, adverse effect on the financial condition, results of operations or cash flows of the Company.

5.  Shareholders' Equity
    --------------------

      In January 1998, the Company's Compensation Committee approved the grant to various employees of the Company options to acquire 343,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan. The options are awarded to eligible employees based upon a number of criteria including years of employment and base compensation. Each of such options has an exercise price of $.50 per share, the fair market value of the Common Stock on the date of the grant, vests in equal installments over a period of five years and has a term of ten years.

      Effective December 1, 1997, the Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share. For the three month periods ended 1998 and 1997, the basic and diluted loss per share are both $.02. The basic and diluted loss per share for the quarter ended February 28, 1998 and 1997 is calculated based upon weighted average common stock shares outstanding of 26,627,000 and 26,533,000, respectively. Common stock equivalents from various employee stock option plans used in calculating the diluted earnings per share have been excluded from the loss per share calculations for 1998 and 1997 because the effect would be antidilutive.

      A total of 2,798,000 stock options have been granted and are outstanding under the 1993 Non-Qualified Stock Option Plan and the 1996 Equity Incentive Plan. In addition, a warrant to purchase 1,000,000 shares of Common Stock was issued to BankBoston as a component of refinancing the Company's debt facility in June 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED
FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

Revenues
--------

  Revenues for the three months ended February 28, 1998 were $12.8 million compared to revenues of $22.6 million for the three months ended February 28, 1997. Deliveries of 37 homes for the first quarter of 1998 resulted in housing revenues of $8.7 million compared to housing revenues of $19.3 million for the same period in 1997 from the delivery of 88 homes. The decrease in housing revenue is primarily attributable to the sale of the Company's Orlando, Florida homebuilding assets at the end of 1997. The Florida division delivered 45 homes in the first quarter of 1997 contributing $6.8 million in housing revenues. The Northeast division experienced a decrease in housing revenues of $3.6 million or twenty-nine percent (29%) attributable to a shift in the mix of homes delivered in 1998 to include a significant portion of homes being delivered from the active adult communities at Renaissance contributing to a decrease in average revenue per home in the first quarter from $295,000 in 1997 to $236,000 in 1998. In addition, the division recorded a decrease in the quantity of home deliveries of five homes or twelve percent (12%), as anticipated, primarily due to the timing of deliveries from the division's newer conventional communities compared to the prior year that benefited from the completion of three conventional communities. Increases in deliveries from the Company's backlog are anticipated to occur in the second half of the year. Revenues include the sale of commercial land and land under option for $4.1 million and $3.3 million in 1998 and 1997, respectively. Neither transaction resulted in a significant gain or loss.

Gross profit
------------

  The Company's gross profit margin on homes delivered for the first quarter of 1998 was thirteen percent (13%) compared to twelve percent (12%) for the same period in 1997. Excluding the Florida division in 1997, the Company achieved an eleven percent (11%) gross profit margin. The improvements in gross profit margin over the comparable period of the prior year are a result of deliveries from new communities including Renaissance. Prior year gross profit benefited by approximately $1.0 million from the Florida division. Management anticipates the gross margin improvements attained in 1997 to continue in 1998 as delivery levels increase in the second half of the year and improve the ratio of revenues to fixed production costs incurred.

Selling, general and administrative
-----------------------------------

  Selling, general and administrative expenses were $1.9 million (14.8% of revenues) for the three month period ended February 28, 1998 compared to $3.0 million (13.3% of revenues) for the three month period ended February 28, 1997. The Florida division comprised approximately $1.0 million of selling, general and administrative expenses in the first quarter of 1997. Excluding the effect of the Florida division, the Company's selling general and administrative costs decreased by $100,000 during the first quarter of fiscal 1998 compared to the comparable period of the prior year primarily due to lower broker commissions as a result of deliveries from Renaissance that have less broker participation. In addition, the Company continues to benefit from management's efforts to reduce fixed costs.

Interest
--------

  Gross interest cost was approximately $850,000 for the three month period ended February 28, 1998 compared to $1.2 million for the same period in 1997. The gross interest cost resulted from lower debt levels sustained since the end of fiscal 1997 as a result of the sale of the Company's Orlando, Florida homebuilding assets and the corresponding reduction of the Company's revolving credit facility to $17.5 million at November 30, 1997. As of February 28, 1998, the revolving credit facility balance was $21.0 million compared to $42.0 million at February 28, 1997. As anticipated, the Company's weighted average debt decreased significantly as compared to the same period in 1997 to $20.1 million for the first quarter of 1998 compared to $40.4 million for the corresponding period of 1997. Partially offsetting the decrease in weighted average debt is the Company's higher effective interest rate of 15.5% as compared to 11.3% from the prior year. Contributing to this higher rate is the amortization of underwriting and debt issuance costs incurred in the connection with the new revolving credit facility obtained in June 1997. The Company will amortize approximately $300,000 per quarter over the initial three year commitment period.

  Interest capitalized amounted to $586,000 for the three month period ended February 28, 1998 as compared to $965,000 for the same period in 1997. The decrease in interest capitalization is primarily attributable to lower inventory levels subject to capitalization due to the sale of the Orlando, Florida homebuilding assets. The capitalized amounts will reduce future gross profit levels assuming no relative increase in selling prices.

Taxes
-----

  Included in the net loss for the three month period ended February 28, 1998 is a benefit in lieu of income taxes of $440,000 reflecting the Company's effective tax rate based upon estimates of annual results for 1998. The tax benefit for the first quarter of fiscal 1998 is recorded as an adjustment to Paid in capital. Realization of the benefit is dependent on generating sufficient income through the remainder of 1998. Although realization is not assured, management believes the benefit will be realized. For the three months ended February 28, 1997, a benefit for income taxes of $478,000 was recorded, reflecting the Company's estimated effective tax rate for fiscal 1997.

Sales Activity and Backlog
--------------------------

  Net sales contracts of $30.2 million (94 homes) were recorded by the Company for the first quarter of 1998 compared to $19.4 million (94 homes) for the same period in 1997. The Company's Orlando, Florida homebuilding operations were included in prior year totals in the amount of $8.5 million (54 homes) in the first quarter of 1997. Excluding the impact on net sales from the Florida division that was sold at the end of 1997, net sales activity increased by one hundred and forty-one percent (141%) over the prior year from 39 homes to 94 homes and one hundred eighty-five percent (185%) in net sales contract dollars from $10.6 million to $30.2 million.

  The increase in net sales activity is primarily attributable to an increase in the number of active communities available for sales in the Northeast division to nine, including six conventional and three active adult communities (which collectively comprise the Company's Renaissance community), compared to six conventional communities during the comparable period of the prior year. The Company's net sales benefited from the opening of two new conventional communities during the first quarter of 1998 coupled with the opening of a new conventional community late in fiscal 1997. These three communities, that are expected to begin deliveries late in the third quarter of 1998, contributed approximately fifty percent (50%) to the Company's net home sales activity during the first quarter of 1998. In addition, the Company benefited from sales activity in 1998 from its active adult community, Renaissance, that did not commence sales activity until the second quarter of fiscal 1997. The factors discussed above in combination with good market conditions, including positive economic factors for the state of New Jersey such as low unemployment resulting from positive job growth, low and stable mortgage interest rates and high consumer confidence have contributed to the net sales activity improvements discussed above.

  The Company's backlog position in the Northeast division has improved as a result of the improved net sales activity. At February 28, 1998, excluding the impact of the Florida division that was sold at the end of fiscal 1997, the backlog of homes under sales contract increased one hundred and eleven percent (111%) in quantity and one hundred and seven percent (107%) in sales backlog dollars to 167 homes, having an aggregate dollar value of $52.5 million compared to 79 homes having an aggregate dollar value of $25.4 million as of February 28, 1997. The increase in the number of homes in backlog is primarily due to the opening of the Renaissance community in the second quarter of 1997 and the two new communities opened for sales in the first quarter of 1998, coupled with the general level of net sales activity during the first quarter of 1998. The average sales prices of homes in backlog as of February 28, 1998, decreased slightly to $314,000 from $321,000 in the prior year (excluding the impact of the Florida division). The decrease is attributable to the level of Renaissance homes in backlog at February 28, 1998 that reflect an average sales price of $203,000.

  The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including contracts that are contingent on purchasers selling their existing homes. The sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods due to changes in product offerings, the uncertainty of future market conditions and the general economic environment. The Company anticipates that consistent with net sales results to date, Renaissance will continue to be a significant contributor to the Company's net sales and operating results for 1998.

New Accounting Standard
-----------------------

  Effective December 1, 1997, the Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share. For the three month periods ended 1998 and 1997, the basic and diluted loss per share are both $(.02). The basic and diluted loss per share for the quarter ended February 28, 1998 and 1997 is calculated based upon weighted average common stock shares outstanding of 26,627,000 and 26,533,000, respectively. Common stock equivalents from various employee stock option plans used in calculating the diluted earnings per share have been excluded from the loss per share calculations for 1998 and 1997 because the effect would be antidilutive.


LIQUIDITY AND CAPITAL RESOURCES

  During the past several years, the Company has financed its operations primarily from internally generated funds from home deliveries, land sales and sales of commercial land and buildings. The Company also utilizes a secured, revolving credit facility (the "Facility") that it entered into in June 1997 to finance its operations as needed. The Facility provides borrowing availability of $45.0 million (subject to "borrowing base" limitations) during its initial three-year term, expiring in June 2000.

  As of February 28, 1998, the Company's unused commitment under the Facility was approximately $23.0 million of which $8.9 million was available for borrowing, based upon a prescribed borrowing base calculation. As of February 28, 1998, $21.0 million was outstanding under the Facility in addition to $1.0 million of letters of credit as compared to $42.0 million under the Company's prior revolving credit agreement at February 28, 1997. The Company's average debt outstanding under the Facility during the first quarter of 1998 was $20.1 million compared to $40.4 million under the prior revolving credit agreement for the first quarter of 1997. The Company anticipates the average debt outstanding in fiscal 1998 to continue to be less than the comparable periods in 1997 as part of its strategy to finance more inventory with its own equity, thereby maintaining an improved debt to equity ratio over prior years.

  As of March 31, 1998, the Company's lender, BankBoston, syndicated a portion of its $45.0 million commitment to include two additional banks, Morgan Stanley Senior Funding, Inc. and Bank United, in the revolving credit facility (the "Facility"). The syndication, along with certain favorable modifications to the Facility, completes the successful refinancing of the Company's debt with the inclusion of two additional substantial lenders and improves the Company's operating flexibility.

  The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization, financing land acquisitions through rolling options and seller mortgages when available, and borrowing availability under the Facility will provide sufficient capital to support the Company's operations.

Cash Flows from Operating Activities
------------------------------------

  Operating activities resulted in the use of $5.2 million of cash compared to $3.1 million in the prior year. The utilization of cash by operations is attributable to the increase in inventory of approximately $10.0 million primarily due to the acquisition of new land and options of $5.5 million, and $5.3 million of land improvements. The sale of a parcel of commercial land generated approximately $3.8 million of cash in the first quarter and the reduction of receivables of $904,000, primarily from the receipt of approximately $756,000 of the remaining proceeds from the sale of the Florida division, provided additional cash in the first quarter of 1998.

  The funding of the cash overdraft of $3.0 million, classified as a financing activity, took place in the first quarter of 1998. The impact of the cash overdraft on the change in accounts payable, accrued expenses and other liabilities resulted in an increase of $720,000. The first quarter 1997 payments of the 1996 year end trade accounts payables resulted in a reduction to trade accounts payable, accrued expenses and other liabilities.

  The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisition of such properties. In addition, borrowings from the Facility will be utilized to the extent possible to minimize risks, conserve cash and maximize the Company's land pipeline.


Cash Flows from Financing Activities
------------------------------------

  The Company used approximately $3.5 million of cash primarily from the Facility to finance the acquisitions of new land and the cost of land improvements during the quarter and fund the cash overdraft of $3.0 million outstanding at November 30, 1997.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------

          In February 1998, the United States District Court, District of Massachusetts, dismissed, by summary judgment, the claim made by the Federal Deposit Insurance Corporation (the "FDIC"), in its capacity as Liquidating Agent/Receiver of Eliot Savings Bank, that Calton, Inc. had assumed approximately $8,700,000 of liability under a promissory note issued by a joint venture in which a Talcon, L.P. ("Talcon") subsidiary had an interest. This matter was reported in the Company's Form 10-K for the fiscal year ended November 30, 1997.

          In March 1998, the FDIC agreed to dismiss the remaining causes of action against Calton, Inc. in exchange for a payment by Calton, Inc. of $50,000. This agreement was approved by the FDIC committee overseeing this lawsuit on April 9, 1998. The settlement is subject to the execution of a definitive agreement.

Item 6. Exhibits and reports on Form 8-K.
        ---------------------------------

        A)  Exhibits

            27. Financial Data Schedule as of February 28, 1998.

        B)  Reports on Form 8-K.

            None.

                                  SIGNATURES
                                  ==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Calton, Inc.
                                           ------------------------------
                                           (Registrant)


                                      By:  /s/ Bradley A. Little
                                           ------------------------------
                                           Bradley A. Little
                                           Senior Vice President-Finance,
                                           Treasurer and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)




Date:  April 13, 1998