Form 10-Q
period 1998-05-31
CALTON INC
filed 1998-07-13
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended May 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 30, 1998, 26,710,000 shares of Common Stock were outstanding.



                        CALTON, INC. AND SUBSIDIARIES
                                     INDEX

                                                                 Page No.
PART I.  Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  May 31, 1998 and November 30, 1997. . . . . . . . . . . 3

                  Consolidated Statement of Operations for the
                  Three Months Ended May 31, 1998 and 1997. . . . . . . . 4

                  Consolidated Statement of Operations for the
                  Six Months Ended May 31, 1998 and 1997. . . . . . . . . 5

                  Consolidated Statement of Cash Flows for the
                  Six Months Ended May 31, 1998 and 1997. . . . . . . . . 6

                  Consolidated Statement of Changes in Shareholders'
                  Equity for the Six Months Ended May 31, 1998. . . . . . 7

                  Notes to Consolidated Financial Statements. . . . . .8-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . 11-15

PART II. Other Information

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .15

         Item 4.  Submission of Matters to a Vote of Security Holders . .15

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .15


SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



  Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisitions and project development, adverse weather conditions and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                  May 31,        Nov. 30,
                                                   1998            1997
                                                -----------     -----------
                                                (Unaudited)
Assets
  Cash and cash equivalents . . . . . . . . . . $ 3,903,000     $ 7,142,000
  Receivables . . . . . . . . . . . . . . . . .   5,238,000       5,430,000
  Inventories . . . . . . . . . . . . . . . . .  62,505,000      43,972,000
  Commercial land . . . . . . . . . . . . . . .   1,351,000       7,120,000
  Prepaid expenses and other assets . . . . . .   3,865,000       3,923,000
                                                -----------     -----------

    Total assets. . . . . . . . . . . . . . . . $76,862,000     $67,587,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
  Revolving credit agreement. . . . . . . . . . $24,860,000     $17,325,000
  Mortgages payable . . . . . . . . . . . . . .   3,045,000       3,234,000
  Accounts payable. . . . . . . . . . . . . . .   5,578,000       3,630,000
  Cash overdraft. . . . . . . . . . . . . . . .          --       2,981,000
  Accrued expenses and other liabilities. . . .  10,703,000       7,567,000
                                                -----------     -----------

    Total liabilities . . . . . . . . . . . . .  44,186,000      34,737,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
  Common stock. . . . . . . . . . . . . . . . .     267,000         266,000
  Paid in capital . . . . . . . . . . . . . . .  26,783,000      26,827,000
  Retained earnings . . . . . . . . . . . . . .   5,626,000       5,757,000
                                                -----------     -----------

    Total shareholders' equity. . . . . . . . .  32,676,000      32,850,000
                                                -----------     -----------

    Total liabilities and shareholders' equity. $76,862,000     $67,587,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                          Three Months Ended May 31,
                                  (Unaudited)



                                                   1998            1997
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $17,939,000     $24,596,000
                                                -----------     -----------

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  14,779,000      21,616,000
  Selling, general and administrative . . . . .   2,107,000       3,397,000
                                                -----------     -----------
                                                 16,886,000      25,013,000
                                                -----------     -----------

Income (loss) from operations . . . . . . . . .   1,053,000        (417,000)

Other charges (credits)
  Interest expense, net . . . . . . . . . . . .     310,000         443,000
  Other income. . . . . . . . . . . . . . . . .          --        (200,000)
                                                -----------     -----------
Income (loss) before income taxes . . . . . . .     743,000        (660,000)

Provision (benefit) in lieu of income taxes . .     337,000        (330,000)
                                                -----------     -----------

Net income (loss) . . . . . . . . . . . . . . . $   406,000     $  (330,000)
                                                ===========     ===========
Basic income (loss) per share . . . . . . . . . $       .02     $      (.01)
                                                ===========     ===========
Diluted income (loss) per share . . . . . . . . $       .01     $      (.01)
                                                ===========     ===========
Basic weighted average number of
 shares outstanding . . . . . . . . . . . . . .  26,707,000      26,551,000
                                                ===========     ===========

Diluted weighted average number of
 shares outstanding . . . . . . . . . . . . . .  28,035,000      26,551,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                        CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                           Six Months Ended May 31,
                                  (Unaudited)



                                                   1998            1997
                                                -----------     -----------
Revenues. . . . . . . . . . . . . . . . . . . . $30,743,000     $47,205,000
                                                -----------     -----------

Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . .  26,441,000      41,871,000
  Selling, general and administrative . . . . .   3,997,000       6,427,000
                                                -----------     -----------
                                                 30,438,000      48,298,000
                                                -----------     -----------

Income (loss) from operations . . . . . . . . .     305,000      (1,093,000)

Other charges (credits)
  Interest expense, net . . . . . . . . . . . .     539,000         723,000
  Other income. . . . . . . . . . . . . . . . .          --        (200,000)
                                                -----------     -----------
Loss before income taxes. . . . . . . . . . . .    (234,000)     (1,616,000)

Benefit in lieu of income taxes . . . . . . . .    (103,000)       (808,000)
                                                -----------     -----------

Net loss. . . . . . . . . . . . . . . . . . . . $  (131,000)    $  (808,000)
                                                ===========     ===========

Basic and diluted loss per share. . . . . . . . $      (.00)    $      (.03)
                                                ===========     ===========

Basic and diluted weighted average
 number of shares outstanding . . . . . . . . .  26,667,000      26,542,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           Six Months Ended May 31,
                                  (Unaudited)


                                                   1998            1997
                                                -----------     -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . . $  (131,000)    $  (808,000)
  Adjustments to reconcile net loss to net
   cash used by operating activities
    Benefit in lieu of income taxes . . . . . .    (103,000)       (808,000)
    Issuance of stock under 401(k) Plan
      and other . . . . . . . . . . . . . . . .      60,000          21,000
    Depreciation and amortization . . . . . . .     323,000         539,000
    Amortization of deferred financing fees . .     629,000          98,000
    Decrease in receivables . . . . . . . . . .     192,000       3,491,000
    Increase in inventories . . . . . . . . . . (14,716,000)     (1,187,000)
    Decrease (increase) in commercial land. . .   4,007,000         (55,000)
    Increase in prepaid expenses and
      other assets. . . . . . . . . . . . . . .    (580,000)       (198,000)
    Increase (decrease) in accounts payable,
      accrued expenses and other liabilities. .   2,763,000      (3,518,000)
                                                -----------     -----------
                                                 (7,556,000)     (2,425,000)
                                                -----------     -----------

Cash Flows from Investing Activities
  Increase in property and equipment. . . . . .     (13,000)        (24,000)
                                                -----------     -----------

Cash Flows from Financing Activities
  Proceeds under new facility . . . . . . . . .  15,700,000              --
  Repayments under new facility . . . . . . . .  (8,200,000)             --
  Repayment of cash overdraft . . . . . . . . .  (2,981,000)             --
  Repayments of mortgages payable . . . . . . .    (189,000)       (372,000)
  Proceeds under revolving credit agreement . .          --       2,500,000
                                                -----------     -----------
                                                  4,330,000       2,128,000
                                                -----------     -----------

Net decrease in cash and cash equivalents . . .  (3,239,000)       (321,000)
Cash and cash equivalents at
 beginning of period. . . . . . . . . . . . . .   7,142,000       4,292,000
                                                -----------     -----------

Cash and cash equivalents at end of period. . . $ 3,903,000     $ 3,971,000
                                                ===========     ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended May 31, 1998
                                  (Unaudited)





                            Common     Paid In       Retained
                            Stock      Capital       Earnings       Total
                           --------  -----------    ----------   -----------
Balance,
 November 30, 1997. . . . .$266,000  $26,827,000    $5,757,000   $32,850,000

Net loss. . . . . . . . . .    --             --      (131,000)     (131,000)

Benefit in lieu of
 income taxes . . . . . . .    --       (103,000)           --      (103,000)

Issuance of stock
 under 401(k) Plan. . . . . 1,000         49,000            --        50,000

Shares issued under
 stock option plan. . . . .    --         10,000            --        10,000

Balance, May 31, 1998 . . .$267,000  $26,783,000    $5,626,000   $32,676,000
                           ========  ===========    ==========   ===========



         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Presentation
    ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1997. Operating results for the three and six month periods ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. Certain reclassifications have been made to prior year financial statements in order to conform with the 1998 presentation.

2.  Inventories
    -----------

      Inventories consist of the following (amounts in thousands):

                                                  May 31,        Nov. 30,
                                                   1998            1997
                                                -----------     -----------
    Land and land development costs . . . . . . $    32,609     $    21,936
    Homes, lots and improvements in production.      26,088          17,468
    Land purchase options and costs of
     projects in planning . . . . . . . . . . .       3,808           4,568
                                                -----------     -----------
                                                $    62,505     $    43,972
                                                ===========     ===========

      Homes, lots and improvements in production represents all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

      Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the homes are delivered or land sales are closed. Interest incurred, capitalized and expensed for the three and six month periods ended May 31, 1998 and 1997 is as follows (amounts in thousands):

                                                   Three             Six
                                                Months Ended    Months Ended
                                                   May 31,         May 31,
                                                1998    1997    1998    1997
                                               ------  ------  ------  ------
Interest expense incurred . . . . . . . . . .  $  987  $1,488  $1,839  $2,737
Interest capitalized. . . . . . . . . . . . .     648   1,019   1,234   1,984
                                               ------  ------  ------  ------
    Interest expense-net. . . . . . . . . . .     339     469     605     753

Capitalized interest amortized in
 Cost of revenues . . . . . . . . . . . . . .     519     952     847   1,675
                                               ------  ------  ------  ------
Interest cost reflected in pretax earnings. .  $  858  $1,421  $1,452  $2,428
                                               ======  ======  ======  ======


3.  Commercial Land
    ---------------

      For the six month period ended May 31, 1998, the Company closed on the sale of two parcels of commercial land for combined revenues of $4,600,000, pretax profit of $200,000 and net cash proceeds of $4,290,000 utilized for operations.

      In the second quarter of 1998, the Company received approval for the rezoning of 60 acres of land located in New Jersey from commercial to residential development. The Company intends to develop 128 active adult homes at this site and, therefore, reclassified $1,800,000 from Commercial land to Inventories.

      The balance of $1,351,000 as of May 31, 1998 represents a total of four parcels located in California, Pennsylvania and Florida that are available for sale. In June 1998, the Company closed on the sale of one of these parcels for $300,000 that resulted in no gain or loss. The largest remaining parcel is under contract for sale.

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

        In March 1998, the FDIC agreed to dismiss the remaining causes of action in its lawsuit against Calton, Inc. in exchange for a payment by Calton, Inc. of $50,000. This agreement was approved by the FDIC committee overseeing this lawsuit on April 9, 1998. On June 5, 1998, the Company exchanged general releases with the FDIC and the lawsuit was dismissed upon the filing of a stipulation of dismissal.

        (c) The Company is involved from, time to time, in other litigation in the ordinary course of business. Management presently believes that the resolution of any such matter should not have a material, adverse effect on the financial condition, results of operations or cash flows of the Company.

5.  Shareholders' Equity
    --------------------

      In January 1998, the Company's Compensation Committee approved the grant to various employees of the Company of options to acquire 343,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan. The options are awarded to eligible employees based upon a number of criteria including years of employment and base compensation. Each of such options has an exercise price of $.50 per share, the fair market value of the Common Stock on the date of the grant, vests in equal installments over a period of five years and a term of ten years.

      Effective December 1, 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which requires the disclosure of basic and diluted income per share. For the three months ended May 31, 1998, the basic and diluted income (loss) per share were $.02 and $ .01, respectively, compared to $(.01) for both basic and diluted loss per share in the same period in 1997. For the six months ended May 31, 1998 and 1997, the basic and diluted income (loss) per share were both $(.00) and $(.03), respectively. The basic and diluted income (loss) per share for the three and six month periods ended May 31, 1998 and 1997 is calculated based upon the weighted average common shares outstanding of 26,707,000 and 26,667,000 for 1998, respectively, and 26,551,000 and 26,542,000 for the comparable periods in 1997. The diluted income per share calculated for the three months ended May 31, 1998 includes additional common stock equivalents of 1,328,000 to arrive at a diluted weighted average common shares outstanding of 28,035,000. Common stock equivalents from various employee stock option plans used in calculating the diluted income per share have been excluded from the loss per share calculations for the six months ended May 31, 1998 and both periods of 1997 because the effect would be antidilutive.

      In April 1998, non-employee members of the Board of Directors were granted options to acquire 30,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan. The options have an exercise price of $.625, the fair market value of the Common Stock on the date of the grant, have a term of ten years and become exercisable after one year from the date of grant.

      A total of 2,828,000 stock options have been granted and are outstanding under the 1993 Non-Qualified Stock Option Plan and the 1996 Equity Incentive Plan. In addition, a warrant to purchase 1,000,000 shares of Common Stock was issued to BankBoston as a component of refinancing the Company's debt facility in June 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1998 AND 1997


Revenues

  Revenues for the three and six months ended May 31, 1998 were $17.9 million and $30.7 million, respectively, compared to $24.6 million and $47.2 million for the comparable periods ended May 31, 1997. Deliveries of 56 and 93 homes resulted in housing revenues of $14.8 million and $23.6 million, respectively, for the three and six months ended May 31, 1998. For the comparable periods of 1997, the Company delivered 113 and 201 homes that generated housing revenues of $24.6 million and $43.9 million, respectively. Revenues for the three and six month periods ended May 31, 1998 include the sale of two parcels of commercial land and land under option for $3.1 million and $7.2 million, respectively, that resulted in an aggregate of $100,000 in pretax profit. Revenues for the three and six months ended May 31, 1997 included a first quarter sale of a parcel of land previously under option for $3.3 million that resulted in no significant gain or loss.

  Housing revenues decreased by $9.8 million and $20.3 million for the three and six month periods ended May 31, 1998, respectively, when compared to the same periods in 1997. The decrease in housing revenues for both periods is primarily attributable to the sale of the Company's Orlando, Florida homebuilding assets at the end of fiscal 1997. The Florida division delivered 53 homes and 98 homes for the three and six months ended May 31, 1997, respectively, contributing housing revenues of $8.6 million and $15.4 million during those periods. For the six month period ended May 31, 1998, the Northeast division experienced a decrease in housing revenue of $4.3 million or sixteen percent (16%) compared to the same period in 1997, due primarily to seven (7) fewer homes delivered, resulting in 93 homes delivered compared to 100 homes delivered in the same period in 1997. For the six months ended May 31, 1998, the Company delivered homes from primarily six active communities compared to eight conventional communities during the six months ended May 31, 1997. The Company anticipates delivering from nine communities during the second half of the year. Also contributing to the decrease in housing revenue was the decrease in the average revenue per home from $279,000 in 1997 to $253,000 in 1998 as a result of the increased proportion of homes being delivered from the Company's active adult communities at Renaissance, where the average revenue per home for the six months ended May 31, 1998 was approximately $198,000 and that represented two-thirds of the number of homes delivered by the division. The Company anticipates higher delivery levels in the second half of the fiscal year as compared to the first half of 1998 due to the start of delivery activity from the three conventional communities opened for sales at the end of fiscal 1997 and in the first quarter of 1998 and the delivery of homes reflected in the Company's backlog. These deliveries should increase the average revenue per home for the remainder of fiscal year 1998.

Gross profit

  The Company's housing gross profit margin on homes delivered increased substantially for the three and six months ended May 31, 1998 to twenty-one percent (21%) and eighteen percent (18%), respectively. The comparable periods in 1997 resulted in a twelve percent (12%) housing gross profit margin. Excluding the impact of the Florida division in the first half of 1997, the Company realized a housing gross profit margin of eleven percent (11%) for both periods. The improvement in the gross profit margin over the prior periods was the result of deliveries from newer communities, primarily Renaissance, which represented two-thirds of the homes delivered in the first half of 1998. Due to improved market conditions, the Company has also been able to improve its gross profit margin by increasing base selling prices and offering fewer sales incentives on its homes. A substantial increase in the gross profit margin occurred from the first to second quarter of 1998, primarily due to the increase in home deliveries from 37 homes to 56 homes which resulted in a lower ratio of fixed production costs compared to housing revenues. The Company anticipates continuing to realize a similar gross profit margin as delivery levels increase in the second half of the fiscal year.

Selling, general and administrative


  Selling, general and administrative expenses were $2.1 million (11.7% of revenues) and $4.0 million (13.0% of revenues) for the three and six month periods ended May 31, 1998, respectively compared to $3.4 million (13.8% of revenues) and $6.4 million (13.6% of revenues) for the same periods in 1997. The Florida division incurred approximately $1.2 million and $2.2 million of selling, general and administrative expenses in the three and six month periods ended May 31, 1997, respectively. Excluding the effect of the Florida division, the Company's selling, general and administrative costs decreased by $200,000 for the six months ended May 31, 1998 compared to May 31, 1997. The decrease is primarily attributable to lower broker commissions as a result of the high percentage of the division's deliveries coming from Renaissance that have less broker participation. In addition, the Company continues to benefit from management's efforts to reduce fixed costs.

Other income (expense)


  In the second quarter of 1997, the Company received a $200,000 payment on a note previously reserved against and recorded this amount in Other income (expense).

Interest


  Gross interest cost was approximately $1.0 million and $1.8 million for the three and six month periods ended May 31, 1998 compared to $1.5 million and $2.7 million, respectively, in the corresponding periods of the prior year. The gross interest cost resulted from lower debt levels since the end of fiscal 1997 as a result of the sale of the Company's Orlando, Florida homebuilding assets and the corresponding reduction of the amount outstanding under the Company's revolving credit facility to $17.5 million at November 30, 1997. As of May 31, 1998, the amount outstanding under the revolving credit facility was $25.0 million compared to $42.0 million at May 31, 1997. The Company's weighted average debt outstanding on its Facility for the three and six month periods ended May 31, 1998 amounted to $24.7 million and $22.0 million, respectively, compared to $42.0 million and $41.2 million for the same periods ended May 31, 1997. Partially offsetting the decrease in the weighted average debt is the Company's higher effective interest rate of 14.5% and 15.2% for the three and six month periods ended May 31, 1998, respectively, compared to 13.2% and 12.3% for the comparable periods of 1997. The Company will continue to be impacted by a higher effective interest rate through June 2000 due to the amortization of underwriting and debt issuance costs incurred in obtaining the new revolving credit facility in June 1997. The Company is amortizing approximately $300,000 per quarter over the remaining two-year commitment period of the facility.

  Interest capitalized in the three and six month periods ended May 31, 1998 was $648,000 and $1.2 million compared to $1.0 million and $2.0 million, respectively, in the corresponding periods of the prior year. The decrease in interest capitalization is primarily attributable to lower inventory levels subject to interest capitalization due to the sale of the Orlando, Florida homebuilding assets. The Company will continue to utilize its line of credit in the future to fund its operations or land acquisitions as needed.

Taxes


  Included in the net income and net loss for the three and six month periods ended May 31, 1998 is a provision in lieu of income taxes of $337,000 and a benefit in lieu of income taxes of $103,000, respectively. The net tax benefit recorded by the Company is calculated using the Company's effective rate which is based upon estimates of annual results for 1998. The tax benefit for the six month period ended May 31, 1998 is recorded as an adjustment to Paid in capital. Realization of the benefit is dependent on generating sufficient income through the remainder of 1998. Although realization is not assured, management believes the benefit will be realized.

Sales Activity and Backlog


  The Company recorded net sales contracts of $45.4 million (151 homes) and $75.7 million (245 homes) for the three and six month periods ended May 31, 1998, respectively, compared to $19.1 million (80 homes) and $29.7 million (119 homes) for the corresponding periods in 1997 for the Northeast division. The Company continued its improved net sales activity trend from the first quarter of 1998 into the second quarter when compared to the prior year. In the Northeast division, net sales activity increased by eighty-nine percent (89%) over the prior year from 80 homes to 151 homes and one hundred thirty-eight percent (138%) in net sales contract dollars from $19.1 million to $45.4 million. Accordingly, the combined activity of the first two quarters has led to an increase in net sales contracts for the six month period ended
May 31, 1998 compared to the comparable period of 1997 of one hundred and six percent (106%) from 119 homes to 245 homes and an increase of one hundred and fifty-five percent (155%) in net sales contract dollars from $29.7 million to $75.7 million.
  The increase in net sales activity in the Northeast division is primarily attributable to significant improvement in the conversion rate of prospective customers and, to a lesser extent, the number of active communities available for sales during the first six months of 1998 compared to the same period in the prior year. The Company's net sales for the second quarter continued to benefit from the three new conventional communities opened in late fiscal 1997 and the first quarter of 1998 along with an increase in net sales activity at Renaissance from the first quarter of 1998. The three new conventional communities, that are expected to begin deliveries late in the third quarter of 1998, contributed approximately thirty-two percent (32%) and forty percent (40%) to the Company's net sales activity for the three and six month periods ended May 31, 1998. The Company also benefited from a full six months of sales activity in 1998 in its active adult communities, Renaissance, that did not begin entering into binding sales contracts until the second quarter of fiscal 1997. The factors discussed above, in combination with continued favorable market conditions, including positive economic factors for the state of New Jersey such as low unemployment resulting from positive job growth, low and stable mortgage interest rates and high consumer confidence, have contributed to the net sales activity improvements discussed above.
  The Company's backlog position in the Northeast division has continued to improve to the end of the second quarter as a result of improved net sales activity for the three and six month periods of 1998. At May 31, 1998, excluding the impact of the Florida division, the backlog of homes under sales contract increased one hundred and fifty-nine (159%) in quantity and one hundred eighty-seven percent (187%) in sales backlog dollars to 262 homes, having an aggregate dollar value of $83.1 million compared to 101 homes having an aggregate dollar value of $28.9 million as of May 31, 1997. The level of backlog in the Northeast division is at its highest dollar value level since November 30, 1994. As discussed previously, the number of homes in backlog is primarily due to the opening of the Renaissance community in the second quarter of 1997 and the net sales activity from the opening of the three conventional communities. The average sales prices of homes in backlog as of May 31, 1998 increased to $317,000 from $287,000 in the prior year (excluding the impact of the Florida division). The increase is attributable to the higher proportion of conventional homes in backlog as of May 31, 1998 compared to the May 31, 1997 backlog of homes which had a higher proportion of Renaissance homes that typically have a lower average sales price than homes from conventional communities. The Company expects that approximately fifteen percent (15%) of the homes in backlog will be delivered in the first half of 1999.
  The backlog in both years includes contracts containing financing and other contingencies customary in the industry, including contracts that are contingent on purchasers selling their existing homes. The sales backlog, homes delivered, average selling prices and gross profit achieved in the current and prior periods may not be indicative of those to be realized in succeeding periods due to changes in product offerings, the uncertainty of future market conditions and the general economic environment. The Company anticipates that, consistent with net sales results to date, Renaissance will continue to be a significant contributor to the Company's net sales results and operating results for 1998.

New Accounting Standard


  Effective December 1, 1997, the Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share. For the three month periods ended May 31, 1998 and 1997 the basic and diluted income (loss) per share are $.02 and $ .01 respectively, for 1998 compared to $(.01) for both basic and diluted loss per share in 1997. For the six month periods ended May 31, 1998 and 1997, the basic and diluted income (loss) per share are $(.00) and $(.03), respectively. The basic and diluted income (loss) per share for the three and six month periods ended May 31, 1998 and 1997 is calculated based upon the weighted average common shares outstanding of 26,707,000 and 26,667,000 for 1998, respectively, and 26,551,000 and 26,542,000 for the same periods in 1997. The diluted income per share calculated for the three month period ended
May 31, 1998 includes an additional 1,328,000 shares representing common stock equivalents to arrive at a diluted weighted average common stock shares outstanding of 28,035,000. Common stock equivalents from various employee stock option plans used in calculating the diluted income per share have been excluded from the loss per share calculations for the six month period ended May 31, 1998 and both periods of 1997 because the effect would be antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

  During the past several years, the Company has financed operations primarily from internally generated funds from home deliveries, land sales and sales of commercial land and buildings. The Company also utilizes a secured, revolving credit facility (the "Facility") that it entered into in June 1997 to finance its operations as needed. The Facility provides borrowing availability of $45.0 million (subject to "borrowing base" limitations) during its initial three-year term, expiring in June 2000.

  For the twelve month period (June 1, 1997 to May 31, 1998) and six month period ended May 31, 1998, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") were $8.9 million and $1.5 million, respectively. As of May 31, 1998, the Company's unused commitment under the Facility was approximately $19.0 million, of which $13.3 million was available for borrowing, based upon a prescribed borrowing base calculation. As of May 31, 1998, $25.0 million was outstanding under the Facility in addition to $1.0 million of letters of credit as compared to $42.0 million under the Company's prior revolving credit agreement at May 31, 1997. The Company's average debt outstanding on its Facility during the three and six month periods ended May 31, 1998 was $24.7 million and $22.0 million, respectively, compared to $42.0 million and $41.2 million for the same periods ended May 31, 1997. The Company anticipates the average debt outstanding in fiscal 1998 to continue to be less than the comparable periods in 1997 as part of its strategy to finance a greater proportion of its inventories with its equity, thereby, maintaining an improved financial statement debt-to-equity ratio over the prior years.

  During the second quarter of 1998, the Company's lender, BankBoston, syndicated a portion of its $45.0 million commitment to include two additional lenders, Morgan Stanley Senior Funding, Inc. and Bank United, in the Facility. The syndication, along with certain favorable modifications to the Facility, completes the successful refinancing of the Company's debt with the inclusion of two additional substantial lenders and improves the Company's operating flexibility.

  The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization, financing land acquisitions through rolling options and seller mortgages when available, and borrowing availability under the Facility will provide sufficient capital to support the Company's operations.

Cash Flows from Operating Activities

  Operating activities resulted in the use of $7.6 million of cash compared to $2.4 million in the prior year. The utilization of cash by operations is primarily attributable to the increase in inventories of approximately
$18.5 million from the beginning of the fiscal year. The increase in inventory is primarily due to the acquisition of new land and options of $10.2 million coupled with land improvement costs of approximately $10.2 million and corresponding direct construction increases incurred to meet the anticipated delivery of homes in backlog. Offsetting the net increase in inventory is the delivery of homes for the six month period ended May 31, 1998. The sale of two parcels of commercial land and land under option generated approximately
$5.0 million of cash proceeds during the six month period ended May 31, 1998.

  The funding of the cash overdraft of $3.0 million, classified as a financing activity, took place in the first quarter of 1998. The impact of the cash overdraft on the change in accounts payable, accrued expenses and other liabilities resulted in the corresponding increase to cash provided by operations of $3.0 million.

  The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisition of such properties. In addition, borrowings from the Facility will be utilized to the extent possible to minimize risks, conserve cash and optimize the Company's land pipeline.

Cash Flows from Financing Activities


  The Company used approximately $7.3 million of cash primarily from the Facility to finance the net acquisitions of new land and other related operating activities during the six month period ended May 31, 1998.


                          PART II - OTHER INFORMATION
                          ---------------------------


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

         In March 1998, the FDIC agreed to dismiss the remaining causes of action against Calton, Inc. in exchange for a payment by Calton, Inc. of $50,000. This agreement was approved by the FDIC committee overseeing this lawsuit on April 9, 1998. On June 5, 1998, the Company exchanged general releases with the FDIC and the lawsuit was dismissed upon the filing of a stipulation of dismissal.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its 1998 Annual Meeting of Shareholders (the "Meeting") on April 30, 1998. At the Meeting, shareholders of the Company were asked to reelect one director, J. Ernest Brophy, for the term ending in 2002. Of the 25,961,770 shares of common stock voted, 25,576,761 shares of common stock were voted in favor of Mr. Brophy's reelection and the holders of 385,009 shares of common stock withheld votes on the reelection.

Item 6.  Exhibits and reports on Form 8-K.
         ---------------------------------

         A) Exhibits

            27. Financial Data Schedule as of May 31, 1998.

         B) Reports on Form 8-K.

            None.


                                  SIGNATURES
                                  ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Calton, Inc.
                                     ---------------------------------
                                     (Registrant)


                               By:   /s/ Bradley A. Little
                                     ---------------------------------
                                     Bradley A. Little
                                     Senior Vice President-Finance,
                                     Treasurer and Chief Financial
                                     Officer
                                     (Principal Financial and Accounting
                                     Officer)




Date:  July 13, 1998