Form 10-Q
period 1998-08-31
CALTON INC
filed 1998-10-13
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q




(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended August 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of September 30, 1998, 26,755,000 shares of Common Stock were outstanding.

                         CALTON, INC. AND SUBSIDIARIES
                                     INDEX

                                                                    Page No.
PART I. Financial Information

        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheet at
                 August 31, 1998 and November 30, 1997 . . . . . . . . . . .3

                 Consolidated Statement of Operations for the
                 Three Months Ended August 31, 1998 and 1997 . . . . . . . .4

                 Consolidated Statement of Operations for the
                 Nine Months Ended August 31, 1998 and 1997. . . . . . . . .5

                 Consolidated Statement of Cash Flows for the
                 Nine Months Ended August 31, 1998 and 1997. . . . . . . . .6

                 Consolidated Statement of Changes in Shareholders'
                 Equity for the Nine Months Ended August 31, 1998. . . . . .7

                 Notes to Consolidated Financial Statements. . . . . . . 8-10

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . .11-15

PART II.         Other Information

        Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16



Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to national and local economic conditions, the effect of governmental regulation on the Company, uncertainty pertaining to the Year 2000 issue, the competitive environment in which the Company operates, changes in interest rates, home prices, availability and cost of land for future growth, the timing of land acquisitions and project development, adverse weather conditions and the availability and cost of labor and materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                 August 31,      Nov. 30,
                                                   1998            1997
                                                 ----------     -----------
                                                 (Unaudited)
Assets
 Cash and cash equivalents . . . . . . . . . .  $ 2,496,000     $ 7,142,000
 Receivables . . . . . . . . . . . . . . . . .    5,485,000       5,430,000
 Inventories . . . . . . . . . . . . . . . . .   71,899,000      43,972,000
 Commercial land . . . . . . . . . . . . . . .      252,000       7,120,000
 Prepaid expenses and other assets . . . . . .    3,747,000       3,923,000
                                                 ----------     -----------

   Total assets. . . . . . . . . . . . . . . .  $83,879,000     $67,587,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
 Revolving credit agreement. . . . . . . . . .  $24,878,000     $17,325,000
 Mortgages payable . . . . . . . . . . . . . .    2,649,000       3,234,000
 Accounts payable. . . . . . . . . . . . . . .    8,688,000       3,630,000
 Cash overdraft. . . . . . . . . . . . . . . .           --       2,981,000
 Accrued expenses and other liabilities. . . .   13,753,000       7,567,000
                                                 ----------     -----------

   Total liabilities . . . . . . . . . . . . .   49,968,000      34,737,000
                                                 ----------     -----------

Commitments and contingencies

Shareholders' equity
 Common stock. . . . . . . . . . . . . . . . .      267,000         266,000
 Paid in capital . . . . . . . . . . . . . . .   27,318,000      26,827,000
 Retained earnings . . . . . . . . . . . . . .    6,326,000       5,757,000
                                                 ----------     -----------

   Total shareholders' equity. . . . . . . . .   33,911,000      32,850,000
                                                 ----------     -----------

   Total liabilities and shareholders' equity.  $83,879,000     $67,587,000
                                                ===========     ===========



          See accompanying notes to consolidated financial statements.

                        CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         Three Months Ended August 31,
                                  (Unaudited)




                                                   1998            1997
                                                -----------     -----------
Revenues . . . . . . . . . . . . . . . . . . .  $21,021,000     $28,036,000
                                                -----------     -----------

Costs and expenses
 Cost of revenues. . . . . . . . . . . . . . .   17,111,000      23,813,000
 Selling, general and administrative . . . . .    2,560,000       4,153,000
 Impairment of assets. . . . . . . . . . . . .           --         350,000
                                                -----------     -----------
                                                 19,671,000      28,316,000
                                                -----------     -----------

Income (loss) from operations. . . . . . . . .    1,350,000        (280,000)

Other charges (credits)
 Interest expense, net . . . . . . . . . . . .      136,000         363,000
 Other income. . . . . . . . . . . . . . . . .           --        (671,000)
                                                -----------     -----------

Income before income taxes and
 extraordinary gain. . . . . . . . . . . . . .    1,214,000          28,000

Provision in lieu of income taxes. . . . . . .      514,000          14,000
                                                -----------     -----------
Income before extraordinary gain . . . . . . .      700,000          14,000
Extraordinary gain from extinguishment of debt,
 net of $842,000 of income taxes . . . . . . .           --       1,263,000
                                                -----------     -----------
Net income . . . . . . . . . . . . . . . . . .  $   700,000     $ 1,277,000
                                                ===========     ===========
Basic and diluted income per share
 Income before extraordinary gain. . . . . . .  $       .03     $        --
 Extraordinary gain, net . . . . . . . . . . .           --             .05
                                                -----------     -----------
 Net income per share. . . . . . . . . . . . .  $       .03     $       .05
                                                ===========     ===========
 Basic weighted average shares outstanding . .   26,732,000      26,579,000
 Diluted weighted average shares outstanding .   27,970,000      27,314,000

          See accompanying notes to consolidated financial statements.

                        CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         Nine Months Ended August 31,
                                 (Unaudited)




                                                   1998            1997
                                                -----------     -----------
Revenues . . . . . . . . . . . . . . . . . . .  $51,764,000     $75,241,000
                                                -----------     -----------

Costs and expenses
 Cost of revenues. . . . . . . . . . . . . . .   43,552,000      65,684,000
 Selling, general and administrative . . . . .    6,557,000      10,580,000
 Impairment of assets. . . . . . . . . . . . .           --         350,000
                                                -----------     -----------
                                                 50,109,000      76,614,000
                                                -----------     -----------

Income (loss) from operations. . . . . . . . .    1,655,000      (1,373,000)

Other charges (credits)
 Interest expense, net . . . . . . . . . . . .      675,000       1,086,000
 Other income. . . . . . . . . . . . . . . . .           --        (871,000)
                                                -----------     -----------
Income (loss) before income taxes and
 extraordinary gain. . . . . . . . . . . . . .      980,000      (1,588,000)
Provision (benefit) in lieu of income taxes. .      411,000        (794,000)
                                                -----------     -----------
Income (loss) before extraordinary gain. . . .      569,000        (794,000)
Extraordinary gain from extinguishment of debt,
 net of $842,000 of income taxes . . . . . . .           --       1,263,000
                                                -----------     -----------
Net income . . . . . . . . . . . . . . . . . .  $   569,000     $   469,000
                                                ===========     ===========
Basic and diluted income per share
   Income (loss) before extraordinary gain . .  $       .02     $      (.03)
 Extraordinary gain, net . . . . . . . . . . .           --             .05
                                                -----------     -----------
 Net income per share. . . . . . . . . . . . .  $       .02     $       .02
                                                ===========     ===========
 Basic weighted average shares outstanding . .   26,689,000      26,554,000
 Diluted weighted average shares outstanding .   27,780,000      26,661,000



          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          Nine Months Ended August 31,
                                  (Unaudited)


                                                   1998            1997
                                                -----------     -----------
Cash Flows from Operating Activities
 Net income. . . . . . . . . . . . . . . . . .  $   569,000     $   469,000
 Adjustments to reconcile net income to
   net cash used by operating activities
     Amortization of deferred financing fees .      856,000         313,000
     Depreciation and amortization . . . . . .      553,000         940,000
     Provision (benefit) in lieu of
       income taxes. . . . . . . . . . . . . .      411,000        (794,000)
     Issuance of stock under 401(k) Plan
       and other . . . . . . . . . . . . . . .       81,000          25,000
     Extraordinary gain from extinguishment
       of debt, net. . . . . . . . . . . . . .           --      (1,263,000)
     Refund of taxes, net. . . . . . . . . . .           --       1,871,000
     Impairment of assets. . . . . . . . . . .           --         350,000
     Decrease in receivables . . . . . . . . .      387,000       5,031,000
     Increase in inventories . . . . . . . . .  (21,641,000)     (1,734,000)
     Decrease (increase) in commercial land. .    4,664,000        (108,000)
     (Increase) decrease in prepaid expenses
       and other assets. . . . . . . . . . . .     (566,000)         98,000
     Increase (decrease) in accounts payable,
       accrued expenses and other liabilities.    6,248,000      (3,215,000)
                                                -----------     -----------
                                                 (8,438,000)      1,983,000
                                                -----------     -----------

Cash Flows from Investing Activities
 Increase in property and equipment. . . . . .      (17,000)        (39,000)
                                                -----------     -----------

Cash Flows from Financing Activities
 Proceeds under new facility . . . . . . . . .   21,700,000      43,975,000
 Repayments under new facility . . . . . . . .  (14,200,000)     (6,904,000)
 Repayment of cash overdraft . . . . . . . . .   (2,981,000)             --
 Repayments of mortgages payable . . . . . . .     (585,000)       (385,000)
 Payment of debt financing fees. . . . . . . .     (125,000)     (3,535,000)
 Retirement of revolving credit agreement. . .           --     (39,350,000)
 Proceeds under revolving credit agreement . .           --       2,500,000
                                                -----------     -----------
                                                  3,809,000      (3,699,000)
                                                -----------     -----------

Net decrease in cash and cash equivalents. . .   (4,646,000)     (1,755,000)
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .    7,142,000       4,292,000
                                                -----------     -----------

Cash and cash equivalents at end of period . .  $ 2,496,000     $ 2,537,000
                                                ===========     ===========


          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Nine Months Ended August 31, 1998
                                  (Unaudited)




                            Common     Paid In       Retained
                            Stock      Capital       Earnings       Total
                           --------  -----------    ----------   -----------
Balance,
 November 30, 1997. . . .  $266,000  $26,827,000    $5,757,000   $32,850,000

Net income. . . . . . . .        --           --       569,000       569,000

Provision in lieu of
 income taxes . . . . . .        --      411,000            --       411,000

Issuance of stock
 under 401(k) Plan. . . .     1,000       64,000            --        65,000

Shares issued under
 stock option plan. . . .        --       16,000            --        16,000
                           --------  -----------    ----------   -----------

Balance,
 August 31, 1998. . . . .  $267,000  $27,318,000    $6,326,000   $33,911,000
                           ========  ===========    ==========   ===========


          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. Basis of Presentation
-------------------------

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1997. Operating results for the three and nine month periods ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended November 30, 1998. Certain reclassifications have been made to prior year financial statements in order to conform with the 1998 presentation.

2. Subsequent Events
---------------------

  On September 2, 1998 and September 21, 1998, the Company announced a series of planned transactions with the intent to change the Company's overall business strategy and enhance shareholder value. The proposed transactions include:
- The sale of Calton Homes, Inc. ("Calton Homes"), the Company's wholly owned homebuilding subsidiary, to Centex Real Estate Corporation ("Centex"), the homebuilding subsidiary of Centex Corporation (NYSE:CTX).

- The estimated purchase price for the stock of Calton Homes, which is subject to adjustment, will be approximately $50 million in cash. In addition, Centex has agreed to repay certain indebtedness of Calton Homes (currently estimated to be approximately $23.4 million) at closing.

- Upon closing of the sale of Calton Homes to Centex, the Company intends to initiate a significant stock repurchase program, where the Company will seek to repurchase up to 10 million shares of Common Stock in open market repurchases and privately-negotiated transactions during the next twelve months.

- Shifting the Company's business focus to provide various services to participants in the homebuilding industry, including consulting services, equity and debt financing and financial advisory services and seeking to invest in, acquire or combine with one or more operating businesses within or outside the homebuilding industry. As a part of the agreement with Centex, there will be certain non-compete provisions applicable to the Company within the New Jersey and Pennsylvania marketplaces.

 - The Company will enter into a consulting agreement with Centex upon the consummation of the sale of Calton Homes that will provide for payments of $1.5 million per year for four years (subject to potential adjustments in the fourth year).

  The timing and number of shares purchased pursuant to the stock repurchase program will depend upon a number of factors, including market price. If within 18 months from the date of the closing of the sale transaction, the Company has not redeployed a substantial portion of the sale proceeds, or developed a plan to redeploy a substantial portion of the sale proceeds within a reasonable time frame, the Company will be liquidated and dissolved.

  The sale of Calton Homes will represent the sale of substantially all of the Company's business, thereby requiring shareholder approval by a majority of the shares of the Company that vote on the sale transaction. Accordingly, on September 21, 1998, the Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") that provides the details of the above planned transactions. The Company anticipates that, among other things, upon the timely clearance by the SEC of the proxy statement, the definitive proxy statement and proxy card will be distributed in early November 1998 in anticipation of the special meeting of shareholders that is expected to take place in early December. No assurance can be given that the SEC review process will conform to the anticipated time frame described above. Furthermore, no assurance can be given that the above transactions will be completed. If approved, the sale would be accounted for as a discontinued operation under the provisions of Accounting Principle Board Opinion 30.

  The Company's Common Stock is currently listed for trading on the American Stock Exchange ("AMEX"). Based upon preliminary discussions with AMEX, the Company does not believe that the sale of Calton Homes will result in the delisting of the Common Stock; however, under AMEX's suspension and delisting policies, AMEX will normally consider suspending dealings in, or removing from listing securities of a company, if the company has sold or otherwise disposed of its principal operating assets, has ceased to be an operating company or has discontinued a substantial portion of its operations or business for any reason. AMEX has indicated that the Common Stock may become subject to delisting if the Company is not engaged in active business operations within a reasonable period of time after the closing of the sale of Calton Homes. If the Common Stock is delisted, it would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are considered to be less efficient markets.

3. Inventories
---------------

 Inventories consist of the following (amounts in thousands):

                                                 August 31,      Nov. 30,
                                                   1998            1997
                                                 ----------     -----------
 Land and land development costs . . . . . . .   $   27,595     $    21,936
 Homes, lots and improvements in production. .       39,761          17,468
 Land purchase options and costs of
    projects in planning . . . . . . . . . . .        4,543           4,568
                                                 ----------     -----------
                                                 $   71,899     $    43,972
                                                 ==========     ===========

  Homes, lots and improvements in production represent all costs of homes under construction, including model homes, land and land development costs, and the related carrying costs of these lots.

  Interest capitalized in inventories is charged to interest expense as part of Cost of revenues when the homes are delivered or land sales are closed. Interest incurred, capitalized and expensed for the three and nine month periods ended August 31, 1998 and 1997 is as follows (amounts in thousands):

                                                  Three            Nine
                                               Months Ended    Months Ended
                                                August 31,      August 31,
                                               1998    1997    1998    1997
                                              ------  ------  ------  ------
Interest expense incurred. . . . . . . . . .  $  913  $1,387  $2,752  $4,124
Interest capitalized . . . . . . . . . . . .     717   1,005   1,951   2,989
                                              ------  ------  ------  ------
Interest expense-net . . . . . . . . . . . .     196     382     801   1,135
Capitalized interest amortized in
 Cost of revenues. . . . . . . . . . . . . .     685     899   1,532   2,574
                                              ------  ------  ------  ------
Interest cost reflected in pretax
 income (loss) . . . . . . . . . . . . . . .  $  881  $1,281  $2,333  $3,709
                                              ======  ======  ======  ======

4.  Commercial Land
-------------------

  For the nine month period ended August 31, 1998, the Company closed on the sale of four parcels of commercial land for combined revenues of $5,800,000, pretax profit of $200,000 and net cash proceeds of $4,940,000. The largest remaining parcel of land closed in the third quarter of 1998, thereby substantially completing the Company's strategy to sell its remaining Commercial Land.

  In the second quarter of 1998, the Company received approval for the rezoning of 60 acres of land located in New Jersey from commercial to residential development. The Company intends to develop 128 active adult homes at this site and, therefore, reclassified approximately $1,800,000 from Commercial land to Inventories.

  The balance of $252,000 as of August 31, 1998 represents two parcels located in Pennsylvania and Florida that are available for sale.

5.  Commitments and Contingent Liabilities
------------------------------------------

  (a) In July 1994, an action was filed against Calton Homes, the Township of Plainsboro, New Jersey and its planning board, certain real estate brokers and certain unnamed officers of Calton Homes by approximately 60 purchasers in the Company's Princeton Manor development seeking compensatory and punitive damages arising out of an alleged failure to disclose that a portion of the property adjacent to the community could be developed by Plainsboro Township as a public works site. A report submitted to the court by the plaintiffs' expert indicates that the values of only 18 of the plaintiffs' homes were affected by the development of the public works site and the court granted Summary Judgment dismissing the consumer fraud claims of the other Plaintiffs. Notwithstanding the submission of the expert's report, the Company does not believe that the values of any of the plaintiffs' homes have been impaired. The Company is vigorously contesting this matter and, although there can be no assurances, does not believe that the case will have any material effect on the financial position, results of operations or cash flows of the Company.

  (b) The Company is involved, from time to time, in other litigation in the ordinary course of business. Management presently believes that the resolution of any such matter should not have a material, adverse effect on the financial condition, results of operations or cash flows of the Company.

6.  Shareholders' Equity
------------------------

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

  Effective December 1, 1997, the Company has adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which requires the disclosure of basic and diluted income per share. For the three months ended August 31, 1998 and 1997, the basic and diluted income per share before extraordinary gain was $.03 for both calculations in 1998 compared to $.00 for both basic and diluted income per share in 1997. For the nine months ended August 31, 1998 and 1997, the basic and diluted income (loss) per share before extraordinary gain was $.02 for both calculations in 1998 and $(.03) for both calculations in 1997. The basic and diluted income per share for the extraordinary gain in 1997 was $.05 resulting in total basic and diluted income per share of $.05 and $.02 for the three and nine month periods ended
August 31, 1997, respectively. No such extraordinary gain was recorded in 1998.

  The basic and diluted income (loss) per share for the three and nine month periods ended August 31, 1998 and 1997 is calculated based upon the weighted average shares outstanding for calculating basic income per share and the addition of common stock equivalents for calculating diluted income per share as follows (shares in thousands):

                                                  Three            Nine
                                               Months Ended    Months Ended
                                                August 31,      August 31,
                                               1998    1997    1998    1997
                                              ------  ------  ------  ------
Basic weighted average common stock
 outstanding . . . . . . . . . . . . . . . .  26,732  26,579  26,689  26,554
Common stock equivalents . . . . . . . . . .   1,238     735   1,091     107
                                              ------  ------  ------  ------
Diluted weighted average common stock
 outstanding . . . . . . . . . . . . . . . .  27,970  27,314  27,780  26,661
                                              ======  ======  ======  ======

  In April 1998, non-employee members of the Board of Directors were granted options to acquire 30,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan. The options have an exercise price of $.625, the fair market value of the Common Stock on the date of the grant, have a term of ten years and become exercisable after one year from the date of grant.

  A total of 2,831,000 stock options have been granted and are outstanding under the 1993 Non-Qualified Stock Option Plan and the 1996 Equity Incentive Plan. In addition, a warrant to purchase 1,000,000 shares of Common Stock was issued to BankBoston, N.A. as a component of refinancing the Company's credit facility in June 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PENDING SALE OF CALTON HOMES, INC.
----------------------------------

  On September 2, 1998, the Company announced it had signed a definitive agreement to sell Calton Homes, Inc., its wholly owned homebuilding subsidiary, to Centex Real Estate Corporation ("Centex"). The purchase price for the stock of Calton Homes, which is subject to adjustment, is estimated to be approximately $50.0 million in cash. In addition, Centex has agreed to pay certain existing indebtedness of Calton Homes at closing and will satisfy the remaining outstanding obligations of Calton Homes, which indebtedness and obligations are estimated to total $34.0 million. The pre-tax gain on the sale is estimated to be between $10.0 and $12.0 million.

  The proposed sale is subject to certain conditions, including the approval of Calton's shareholders, and is expected to close by year end. The sale transaction is part of the Company's overall strategy designed to enhance shareholder value. If the sale transaction is consummated, the Company intends to use the net proceeds to initiate a significant stock repurchase program of up to 10 million shares of Common Stock in open market repurchases and privately-negotiated transactions during the next twelve months. The remaining sales proceeds will be reinvested within a reasonable time frame in conjunction with the Company's refocused strategy. The Company will enter into a consulting agreement with Centex upon the consummation of the sale transaction that will provide for payments of $1.5 million per year for four years (subject to potential adjustments in the fourth year). The Company anticipates ongoing general and administrative expenses of approximately $100,000 per month following the closing of the transaction (see Note 2).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
AUGUST 31, 1998 AND 1997
---------------------------------------------------------

Revenues
--------

  Revenues for the three and nine month periods ended August 31, 1998 were $21.0 million and $51.8 million, respectively, compared to $28.0 million and $75.2 million for the comparable periods ended August 31, 1997. Deliveries of 72 and 165 homes resulted in housing revenues of $19.8 million and $43.4 million, respectively, for the three and nine month periods ended
August 31, 1998. For the comparable periods of 1997, the Company delivered 124 and 325 homes that generated housing revenues of $28.0 million and $72.0 million, respectively. Revenues for the three and nine month periods ended August 31, 1998 include the sale of four parcels of commercial land and land under option for $1.2 million and $8.4 million, respectively, that resulted in an aggregate of $100,000 in pretax profit for the nine month period. The sales of commercial land parcels in the third quarter of 1998 substantially complete the Company's strategy to sell off its remaining commercial land. Revenues for the nine month period ended August 31, 1997 include the sale of a parcel of land previously under option for $3.3 million that resulted in no significant gain or loss.

  Housing revenues decreased by $8.2 million and $28.6 million for the three and nine month periods ended August 31, 1998, respectively, when compared to the same periods in 1997. The decrease in housing revenues for both periods is primarily attributable to the sale of the Company's Orlando, Florida homebuilding assets (the "Florida division") at the end of 1997. The Florida division delivered 74 homes and 172 homes for the three and nine month periods ended August 31, 1997, respectively, contributing housing revenues of $11.9 million and $27.3 million during those periods. During the third quarter of 1998, the Company's Northeast division, as anticipated, began deliveries from its three conventional communities that opened for sales during the last twelve months. The delivery of the backlog from these communities contributed to an increase in housing revenue of $3.7 million for the three months ended August 31, 1998 compared to the same period of 1997. Housing revenue for the nine months ended August 31, 1998 was $43.4 million compared to $43.9 million for the same period in the prior year. Compared to the third quarter of 1997, the Northeast division increased the quantity of home deliveries by 23 homes for a total of 72 home deliveries for the quarter, representing a forty-seven percent (47%) increase. This increase is primarily attributable to the 1998 deliveries from the division's active adult community, Renaissance, from which approximately sixty percent (60%) of the division's homes had been delivered through the nine month period. While home deliveries increased during the third quarter of fiscal 1998, the average revenue per home during this period of $275,000 decreased from $325,000 in the prior year. The average revenue per home for the nine months ended August 31, 1998 and 1997 was $263,000 and $294,000, respectively. The average revenue per home for Renaissance for the nine months ended August 31, 1998 was approximately $201,000. The Company anticipates delivery levels from its conventional communities to increase in the fourth quarter of 1998, resulting in a change in the mix of homes delivered and an increase in the average revenue per home.

Gross profit
------------

  The Company continued to realize gross profit margins similar to the second quarter of 1998, with a nineteen percent (19%) housing gross profit margin for the third quarter of 1998 and an eighteen percent (18%) housing gross profit margin for the nine month period ended August 31, 1998. Excluding the charge for impaired assets of $350,000 in the third quarter of 1997 and the impact of the Florida division, the housing gross profit margin realized for the three and nine month periods ended August 31, 1997 was sixteen percent (16%) and thirteen percent (13%), respectively. The improvements in the housing gross profit margin during 1998 and 1997 are a result of deliveries from newer communities, primarily Renaissance, which delivered sixty percent (60%) of the division's homes through the first nine months of 1998. The Company has also benefited from improved economic conditions in the New Jersey markets by increasing the base selling prices on its homes and generating more revenues from the sale of optional items while reducing sales incentives. This trend is anticipated to continue into the fourth quarter of fiscal year 1998.

  In the third quarter of 1997, the Company decided to withdraw from a community in the Northeast division, in which it acquired land on a rolling option basis, due to local environmental conditions and its effects on land values and resale activity, that impacted the expected return on investment in the community. The division recorded a $350,000 impairment loss on the community.

Selling, general and administrative
-----------------------------------

  Selling, general and administrative expenses were $2.6 million (12.2% of revenues) and $6.6 million (12.7% of revenues) for the three and nine month periods ended August 31, 1998, respectively, compared to $4.2 million (14.8% of revenues) and $10.6 million (14.1% of revenues) for the same periods in 1997. The Florida division incurred approximately $1.5 million and $3.7 million of selling, general and administrative expenses for the three and nine month periods ended August 31, 1997, respectively. Excluding the effect of the Florida division, the Company's selling, general and administrative costs decreased by $120,000 and $320,000 for the three and nine month periods ended August 31, 1998, respectively, compared to the same periods in 1997. The decrease is primarily attributable to lower broker commissions as a result of deliveries from Renaissance that have had significantly less broker participation than conventional communities. In addition, the Company has continued to benefit from management's efforts to reduce fixed costs. The Company anticipates selling, general and administrative costs in the fourth quarter of 1998 to increase with revenue due to the incurrence of higher broker participation anticipated from the delivery of the division's conventional communities from the sales backlog.

  Following the anticipated sale of Calton Homes, the Company anticipates ongoing general and administrative expenses of approximately $100,000 per month.

Other income (expense)
----------------------

  In the third quarter of 1997, the Company received a tax refund related to prior periods of $2.4 million, of which $571,000 represented accrued interest that was recorded as Other income. The Company recorded the remaining balance of $1.9 million as an increase in Paid in capital since the refund related to events occurring prior to the Company's 1993 restructuring. During the nine month period ended August 31, 1997, the Company received $300,000 in payments on a note previously reserved; $200,000 in the second quarter and $100,000 in the third quarter.

Interest
--------

  Gross interest cost was approximately $900,000 and $2.8 million for the three and nine month periods ended August 31, 1998, respectively, compared to $1.4 million and $4.1 million in the corresponding periods of the prior year. The decrease in gross interest cost resulted from lower debt levels sustained since the end of fiscal 1997 as a result of the sale of the Company's Orlando, Florida homebuilding assets and the corresponding reduction of the Company's revolving credit facility (the "Facility") to $17.5 million at November 30,

1997. As of August 31, 1998, borrowings under the Facility were $25.0 million compared to $37.0 million at August 31, 1997. The Company's weighted average debt outstanding under its Facility for the three and nine month periods ended August 31, 1998 amounted to $26.4 million and $23.5 million, respectively, compared to $40.2 million and $40.8 million for the same periods ended
August 31, 1997. Partially offsetting the decrease in the weighted average debt is the Company's higher effective interest rate of 14.3% for the nine month period ended August 31, 1998 compared to 12.5% for the same period in 1997. During the third quarter of 1998, the Company's lenders extended the termination date of the Facility (see Liquidity and Capital Resources) by one year to June 2001 and adjusted other operating and nonoperating covenants for a commitment fee of $125,000. This transaction resulted in the extension of the amortization of the remaining original issuance costs over the remaining life of the Facility. As a result, the amortization expense, which includes the amortization of the commitment fee paid in connection with the extension of the Facility, was reduced to approximately $200,000 per quarter from $300,000, thereby favorably impacting the effective interest rate of the Company for the fourth quarter of fiscal 1998 and beyond. If the contemplated transaction occurs with Centex, the Facility will be paid off by Centex.

  Interest capitalized in the three and nine month periods ended August 31, 1998 was $717,000 and $2.0 million compared to $1.0 million and $3.0 million, respectively, in the corresponding periods of the prior year. The decrease in interest capitalization is primarily attributable to lower inventory levels subject to interest capitalization primarily due to the sale of the Orlando, Florida homebuilding assets.

Taxes
-----

  Included in the net income for the three and nine month periods ended
August 31, 1998 is a provision in lieu of income taxes of $514,000 and $411,000, respectively, as compared to a provision of $14,000 and a benefit of $794,000 for the three and nine month periods ended August 31, 1997, respectively, excluding the provision in lieu of income taxes for the extraordinary gain. The tax provision recorded by the Company is calculated using the Company's effective rate which is based upon estimates of annual results for 1998. The tax provision for the nine month period ended August 31, 1998 is recorded as an adjustment to Paid in capital due to no income taxes currently due.

Extraordinary Gain
------------------

  In June 1997, the Company entered into a new, secured revolving credit facility with BankBoston, N.A. Proceeds from the new facility were used to retire the prior revolving credit facility of $42.0 million which was discounted and paid off for $39.4 million. Based on the accounting principles in effect at the time of the extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.3 million, after deducting a $842,000 provision in lieu of income taxes. Included in the gain is the writeoff of deferred costs and out-of-pocket costs of approximately $550,000.

Sales Activity and Backlog
--------------------------

  The Company recorded net sales contracts of $31.5 million (102 homes) and $107.1 million (347 homes) for the three and nine month periods ended
August 31, 1998, respectively, compared to $15.3 million (63 homes) and $45.0 million (182 homes) for the corresponding periods in 1997 for the Northeast division. The Northeast division's net sales activity continued to outpace the prior year for both three and nine month periods. The Northeast division recorded increases for the three months ended August 31, 1998 in net sales contracts of sixty-two percent (62%) and net sales dollars of one hundred and six percent (106%) compared to the three months ended August 31, 1997. For the nine months ended August 31, 1998, the division increased the number of net sales contracts and net sales contract dollars by ninety-one percent (91%) and one hundred and thirty-eight percent (138%), respectively, in comparison to the nine months ended August 31, 1997.

  The increase in net sales activity experienced by the Northeast division for the three and nine month periods ended August 31, 1998 has been influenced by the strong economic conditions in the division's markets and, generally, the State of New Jersey, that has experienced low unemployment resulting from positive job growth, high consumer confidence and mortgage rates that have in recent days approached 30-year record lows. The Northeast division has also benefited in 1998 from having nine active communities open for sales for the entire fiscal year to date period. Eight active communities were open for sales at August 31, 1997, including five conventional and three active adult communities (which, collectively, comprise Renaissance); however, the division had three conventional community wind downs during this period. In addition, Renaissance did not commence net sales activity until the second quarter of 1997 and did not have completed model homes to support sales promotion activities until the third quarter of 1997.

  At August 31, 1998, the Company's Northeast division reached near record levels of backlog dollars in its New Jersey market previously attained as of August 31, 1994. These near record levels were achieved through the positive net sales activity outpacing delivery levels for the three and nine month periods ended August 31, 1998. At August 31, 1998, excluding the impact of the Florida division, the backlog of homes under sales contract increased one hundred and fifty-four percent (154%) in quantity and two-hundred and thirty-seven percent (237%) in sales backlog dollars to 292 homes having an aggregate dollar value of $94.8 million compared to 115 homes having an aggregate dollar value of $28.1 million as of August 31, 1997. The average sales prices of homes in backlog as of August 31, 1998 increased to $324,000 from $245,000 in the prior year (excluding the impact of the Florida division). The increase is attributable to the higher proportion of conventional homes in backlog as of August 31, 1998 compared to the August 31, 1997 backlog of homes which had a higher proportion of Renaissance homes with an average base sales price of $186,000. The Company anticipates that, consistent with net sales and operating results to date, Renaissance will continue to be a significant contributor to the Company's net sales and operating results for 1998. The Company expects increased delivery levels in the fourth quarter from its three newer conventional communities which began deliveries in the third quarter of 1998. The Company estimates that approximately one half of the Company's backlog will be delivered during 1999.

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

Year 2000 Conversion
--------------------

  The Company has completed an initial assessment of its Year 2000 status and developed a plan to address the Company's exposure to the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer systems that have time-sensitive software may recognize the date "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations. Pursuant to its plan, the Company is in the process of upgrading all of its personal computers and testing the software programs within its mainframe system. The Company estimates that the cost of compliance of the Year 2000 conversion on all of its systems will be approximately $125,000. Major suppliers will be contacted in order to assess their status as to Year 2000 compliance. The Company's Year 2000 plan is expected to be completed on or before May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  During the past several years, the Company has financed operations primarily from internally generated funds from home deliveries, land sales and sales of commercial land and buildings. The Company utilizes the Facility that it entered into in June 1997 to finance its operations as needed. During 1998, the Company completed the refinancing of the Company's debt with the inclusion of two additional substantial lenders, extended the expiration of the Facility to the year 2001 and also improved its operating flexibility for a commitment fee of $125,000. This transaction will extend the amortization of the remaining original issuance costs over the remaining life of the Facility. As a result, the amortization expense, which includes the amortization of the commitment fee paid in connection with the extension of the Facility, was reduced to $200,000 per quarter from $300,000, thereby favorably impacting the effective interest rate of the Company for the fourth quarter of 1998 and beyond. If the sale of Calton Homes to Centex is completed, borrowings under the Facility will be paid off at the date of closing by Centex.

  For the last twelve months and the nine month period ended August 31, 1998, the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") was $9.2 million and $3.9 million, respectively. As of August 31, 1998, the Company's unused commitment under the Facility was approximately $19.0 million, of which $13.3 million was available for borrowing, based upon a prescribed borrowing base calculation. As of August 31, 1998, $25.0 million was outstanding under the Facility in addition to $1.0 million of letters of credit as compared to $37.0 million under the Company's prior revolving credit agreement at August 31, 1997. The Company's average debt outstanding under its Facility during the three and nine month periods ended August 31, 1998 was $26.4 million and $23.5 million, respectively, compared to $40.2 million and $40.8 million for the same periods ended August 31, 1997. The Company anticipates the average debt outstanding in fiscal 1998 to continue to be less than the comparable periods in 1997 due to the sale of the Florida assets and as part of its strategy to finance a greater proportion of its inventories with its equity, thereby, maintaining an improved financial statement debt-to-equity ratio over the prior years.

  The Company believes that funds generated by its operating activities, income tax payment reductions derived from NOL utilization, financing land acquisitions through rolling options and seller mortgages when available, and borrowing availability under the Facility will provide sufficient capital to support the Company's operations pending the completion of the sale of Calton Homes to Centex.

Cash Flows from Operating Activities
------------------------------------

  Operating activities resulted in the use of $8.4 million of cash during the nine month period ended August 31, 1998 compared to $2.0 million of cash generated in the comparable period of the prior year. The utilization of cash by operations is primarily attributable to the increase in inventories of approximately $27.9 million from the beginning of fiscal 1998. The increase in inventories is primarily due to the acquisition of new land and options of $11.1 million, coupled with land improvement costs of $15.5 million and corresponding direct construction increases incurred to meet the anticipated delivery of homes in backlog. Offsetting the net increase in inventories is the delivery of homes for the nine month period ended August 31, 1998. The sale of three parcels of commercial land and land under option generated approximately $5.7 million of cash proceeds during the nine month period ended August 31, 1998.

  The funding of the cash overdraft of $3.0 million, classified as a financing activity, took place in the first quarter of 1998. The impact of the cash overdraft on the change in accounts payable, accrued expenses and other liabilities contributed to the $6.2 million increase to cash provided by operations. The build-up of inventories in the third quarter of 1998 resulted in a corresponding increase in trade accounts payable.

  Cash paid for income taxes during the nine months ended August 31, 1998 and 1997 was $285,000 and $30,000, respectively.

  The Company will continue to seek opportunities to obtain control of land for future communities at advantageous prices and terms. Funds generated by the Company's operations will be utilized for the acquisitions of such properties.

Cash Flows from Financing Activities
------------------------------------

  The Company used approximately $7.5 million of cash primarily from the Facility to finance the net acquisitions of new land and other related operating activities during the nine month period ended August 31, 1998. During the nine month period ended August 31, 1997, the Company reduced its outstanding debt by approximately $3.7 million primarily due to the reduction of the amount outstanding under the Facility. The Company retired its prior credit facility in the third quarter of 1997 at a $2.6 million discount and replaced it with the Facility from BankBoston, N.A. In obtaining the Facility, the Company paid approximately $3.5 million in debt issuance costs which the Company concurrently financed with proceeds from the Facility.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6. Exhibits and reports on Form 8-K.

       A) Exhibits

          27. Financial Data Schedule as of August 31, 1998.

        B) Reports on Form 8-K.

            On September 23, 1998, the Company filed a report on Form 8-K to report that it signed a definitive agreement to sell Calton Homes, its wholly owned homebuilding subsidiary, to Centex Real Estate Corporation, the homebuilding subsidiary of Centex Corporation.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Calton, Inc.
                                            ----------------------------------
                                            (Registrant)


                                         By: /s/ Bradley A. Little
                                            ----------------------------------
                                            Bradley A. Little
                                            Senior Vice President-Finance,
                                            Treasurer and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)


Date: October 13, 1998
                                   -16-