Form 10-K
period 1998-11-30
CALTON INC
filed 1999-03-01
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|x| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended November 30, 1998

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
     Title of Class                                        on which registered
     --------------                                        -------------------

      Common Stock                                       American Stock Exchange
$.01 par value per share

         Rights                                          American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 16, 1999 was $37,513,000.

As of February 16, 1999, 27,282,000 shares of Common Stock were outstanding.

Certain items in Parts I and II incorporate information by reference to the 1998 Annual Report to Shareholders and Part III is incorporated by reference to the Proxy Statement for the annual meeting of shareholders to be held on April 14, 1999. Except for portions which are expressly incorporated by reference herein, the Annual Report is not deemed filed a part hereof.

--------------------------------------------------------------------------------
Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in this Form 10-K, including without limitation the statements incorporated by reference in
Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business," are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made as of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

      (A) GENERAL DEVELOPMENT OF BUSINESS

            GENERAL

            Calton, Inc. (the "Company" or "Calton"), through its subsidiary, Calton Homes, Inc. ("Calton Homes"), was previously engaged in the design, construction and sale of single family detached homes in New Jersey. The Company delivered 325 homes in fiscal 1998 with an average sales price of $286,000.

            On November 30, 1997, the Company sold its Orlando, Florida homebuilding assets for $16.7 million in cash. On December 31, 1998, the Company sold Calton Homes for $48.1 million in cash, subject to a $5.2 million holdback and certain post closing adjustments. See "Sale of Calton Homes." This sale was part of an overall strategy designed to enhance shareholder value. See "Strategic Plan."

            Calton was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name of Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes. Calton maintains its executive offices at 500 Craig Road, Manalapan, New Jersey 07726 and its telephone number is (732) 780-1800. As used herein, the term "Company" refers to Calton, Inc. and its subsidiaries, unless the context indicates otherwise.

            SALE OF CALTON HOMES

            On December 31, 1998 (the "Closing Date"), Calton completed the sale of Calton Homes, its wholly owned homebuilding subsidiary, to Centex Real Estate Corporation ("Braewood"), the homebuilding subsidiary of Centex Corporation (NYSE:CTX), one of the nation's largest homebuilders (the "Sale Transaction"). The purchase price for the stock of Calton Homes, which was paid in cash at closing, was $48.1 million, subject to a $5.2 million holdback, and is subject to certain post closing adjustments. Calton has entered into an agreement to provide consulting services to Braewood which will entitle the Company to payments of $1.3 million per year over a three year period.

            The Company estimates that it will record a pre-tax gain of approximately $8.8 million and a net gain of approximately $4.6 million after recording a non-cash provision in lieu of taxes of $4.2 million as a result of the Sale Transaction in the first quarter of fiscal 1999.

            Upon completion of the Sale Transaction, substantially all of the employees of Calton and Calton Homes continued their employment with Calton Homes. The current officers of Calton are Anthony J. Caldarone, Chairman, President and Chief Executive Officer, David

            J. Coppola, Vice President and Treasurer, and Mary Magee, Secretary. Each of the Company's directors continues to serve on the Board of Directors.

            STRATEGIC PLAN

            General. The Sale Transaction was effected pursuant to a strategic plan designed to enhance shareholder value. Pursuant to this plan, the Company has (i) initiated a significant stock repurchase program, (ii) intends to shift the Company's business focus to providing various services to participants in the homebuilding industry and (iii) is seeking to invest in, acquire or combine with one or more operating businesses within or outside of the homebuilding industry.

            The Company anticipates ongoing general and administrative expenses of approximately $100,000 per month during the initial months of fiscal 1999. Pending the implementation of the Company's strategic plan, the Company's cash will be invested as management of the Company deems prudent, which may include, but will not be limited to, mutual funds, money market accounts, stocks, bonds or United States government or municipal securities; provided, however, that the Company will attempt to invest the net proceeds and conduct its activities in a manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940, as amended, or a personal holding company for federal income tax purposes. See "Certain Risks."

            If within 18 months from the Closing Date, the Company has not redeployed a substantial portion of the proceeds of the Sale Transaction, or developed a plan to redeploy a substantial portion of such proceeds within a reasonable time frame, the Company will be liquidated and dissolved.

            Stock Repurchase Program. The Company plans to use a portion of the proceeds of the Sale Transaction to fund a stock repurchase program (the "Stock Repurchase Program") pursuant to which it will seek to acquire up to 10,000,000 shares of its Common Stock over a 12 month period. The Company expects to purchase shares from time to time in privately negotiated transactions or in open market purchases. The timing and number of shares purchased will depend on a variety of factors, including market price. The Stock Repurchase Program will reduce the Company's cash and shareholders equity while increasing book value per share to the extent that the average price paid per share is less than the book value per share. The Company is endeavoring to conduct the Stock Repurchase Program in a manner that will not adversely affect the liquidity of the Common Stock. The Company anticipates that there will still be a sufficient number of shares outstanding and publicly traded following the completion of the Stock Repurchase Program to ensure a continued trading market in its Common Stock. Since October 31, 1998, the Company has acquired approximately 1,230,000 shares of Common Stock at an average price of $1.09 per share.

            Consulting, Investment and Advisory Services. The Board of Directors intends to shift the Company's primary business focus to providing various services to participants in the homebuilding industry, including consulting services (including the consulting services being provided to Braewood pursuant to a consulting agreement entered into in connection with the Sale Transaction (the "Consulting Agreement")), equity and debt financing and financial advisory services. The Company's management believes that emerging growth of small to middle market companies will provide an opportunity which may enable the Company to realize returns on its equity which exceed those which can currently be achieved through direct participation in the homebuilding industry in New Jersey and Pennsylvania. Management believes that these objectives can be achieved by:

            o Providing consulting services to Braewood and other participants in the homebuilding industry as permitted by the Consulting Agreement and the Company's non-competition agreement with Braewood (the "Non-Competition Agreement");

            o Investing in both equity and debt securities, generally of homebuilders and real estate companies operating in diverse geographic areas;

            o Underwriting project financing for emerging growth homebuilders with participation from institutional investors to provide for additional leverage;

            o Providing advisory services and investment capital in connection with workouts, restructurings, recapitalizations and mergers and acquisitions;

            o     Acquiring and selling companies; and

            o Administering Calton's existing real estate subsidiaries and utilizing, to the extent possible, the Company's net loss carryforwards.

            The Consulting Agreement requires the Company to provide certain consulting services to Braewood, including information, advice and recommendations with respect to the homebuilding market in New Jersey and Pennsylvania. In addition, the Company has agreed to use its best efforts to identify corporate acquisition candidates and other business opportunities for Braewood and Calton Homes in New Jersey and Pennsylvania, and upon Braewood's request, to assist Braewood and Calton Homes in (i) obtaining development entitlements for land, (ii) marketing and promotional activities, (iii) procuring goods and services from third parties and (iv) locating, screening, interviewing and recommending compensation levels for prospective employees. The Company has agreed that it will not provide similar services to others in New Jersey or Pennsylvania during the term of the Consulting Agreement and for a four year period after the expiration of the three year term of the Consulting Agreement.

            The Consulting Agreement requires Anthony J. Caldarone, the Company's Chairman, President and Chief Executive Officer to participate in the performance of the consulting services to Braewood and for so long as he remains employed by or associated with the Company.

            In consideration for the services to be provided by the Company under the Consulting Agreement, Braewood will be required to pay the Company a consulting fee of $1.3 million per year, payable in equal quarterly installments during the three year term of the agreement. Other than the Consulting Agreement, the Company has not entered into any arrangements to provide consulting, investment or advisory services to any third parties.

            The Non-Competition Agreement will limit the scope of the activities that can be conducted by the Company in New Jersey and Pennsylvania. Pursuant to the Non-Competition Agreement, the Company has agreed that until the fourth anniversary of the date on which the Consulting Agreement expires, it will not participate in the provision of homebuilding services, directly or indirectly, in Pennsylvania or New Jersey, either through any form of ownership (except the ownership of up to 5% of a publicly held corporation) or as a principal, agent, employee, employer, advisor, consultant, lender, partner or any other capacity whatsoever. The Company will, however, be permitted to provide second or wraparound mortgage financing to certain small homebuilding companies on a project by project basis. Any such financing may include participating mortgages; provided however, that the Company shall be prohibited from obtaining as a result of such financings or any foreclosures, deeds in lieu of foreclosure or other enforcement proceeding an interest in the equity, capital or profits of any homebuilding company in excess of ten percent (10%), and from directly or indirectly participating in the management of control of any such company. The Company may, in order to preserve its investment if a borrower defaults, acquire a project or projects owned by such defaulting borrower, but following its acquisition, the Company (i) may not expand any such project beyond the investment therein at acquisition (except as necessary to prevent further loss or to fulfill contracts to build and deliver homes), (ii) must provide Braewood a right of first refusal if the Company is presented with an offer to buy and (iii) must fully dispose of any such project within 12 months.

            Acquisitions and Business Combinations. The Company is seeking to enhance shareholder value by investing in, acquiring or combining with one or more operating businesses within or outside of the homebuilding industry. Such activities could include the acquisition of an entire company or companies, or divisions thereof, either through a merger or a purchase of assets, as well as an investment in the securities of a company or companies, or alternatively, a combination with another business in which the Company would not be the surviving corporation. The Company has not entered into any substantive negotiations concerning such acquisitions or investments. There can be no assurance that the Company will be successful in such efforts, and the redeployment of the Company's assets into new investment and businesses entails risk to its shareholders. In addition, the scope of the Company's activities will be limited by the Non-Competition Agreement, which prohibits the Company from engaging in the operating activity which has historically represented the Company's primary business in its primary market.

            CERTAIN RISKS

            Lack of Operating History in New Business. As part of its strategic plan, the Company intends to provide various services to participants in the homebuilding industry, including investment, advisory and consulting services. In addition, the Company has entered into a Consulting Agreement with Braewood; however, the Company has not previously engaged in providing such services to third parties. In addition, the Company has not entered into any agreement to provide such services to any other third party. Further, the Company will be subject to the Non-Competition Agreement with Braewood which will limit the scope of the activities which can be conducted by the Company in New Jersey and Pennsylvania. Moreover, the success of the Company will depend on the Company's ability to attract and retain qualified personnel. As a result, no assurance can be given that the Company will be successful in implementing its strategic plan or that the Company will be able to generate profits from any such activities.

            Risks Associated with Potential Business Combinations. In addition to engaging in the activities described above under the caption "Lack of Operating History in New Business," the Company is seeking to enhance shareholder value by investing in, acquiring or combining with one or more operating businesses either within or outside of the homebuilding industry. As the Company has not yet identified a prospective business (a "Target Business") with which it is likely to effectuate a merger, exchange of capital stock, stock or asset acquisition or other similar type of transaction (a "Business Combination"), shareholders have no basis on which to evaluate the possible merits or risks of a Target Business. Management of the Company will endeavor to evaluate the risks inherent in any particular Target Business; however, there can be no assurance that the Company will properly ascertain all such risks. In many cases, shareholder approval will not be required to effect such a Business Combination. The fair market value of the Target Business will be determined by the Board of Directors of the Company. Therefore, the Board of Directors has significant discretion in determining whether a Target Business is suitable for a proposed Business Combination. Furthermore, the structure of a Business Combination with a Target Business, which may take the form of a merger, exchange of capital stock or stock or asset acquisition, cannot be determined because, at the present time, no agreements, arrangements or understandings exist with respect to any such proposed Business Combination.

            Continued Listing on AMEX The Company's Common Stock is currently listed for trading on the American Stock Exchange ("AMEX"). Under AMEX's suspension and delisting policies, AMEX will normally consider suspending dealings in, or removing from listing securities of a company, if the company has sold or otherwise disposed of its principal operating assets, has ceased to be an operating company or has discontinued a substantial portion of its operations or business for any reason. AMEX has indicated that the Common Stock may become subject to delisting if the Company is not engaged in active business operations within a reasonable period of time after the closing of the Sale Transaction. If the Common Stock is delisted, it would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

            Investment Company Act Considerations. The Investment Company Act of 1940, as amended ("1940 Act"), requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities, or that fail certain statistical tests regarding the composition of assets and source of income, and are not primarily engaged in a business other than investing, holding, owning or trading securities. The Company intends to conduct its activities in a manner which will not subject the Company to regulation under the 1940 Act; however, there can be no assurance that the Company will not be deemed to be an investment company under the 1940 Act. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed to be within its regulatory scope, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on the Company.

            Certain Tax Matters. Section 541 of the Internal Revenue Code of 1986, as amended (the "IRC"), subjects a corporation which is a "personal holding company," as defined in the IRC, to a 39.6% penalty tax on undistributed personal holding company income in addition to the corporation's normal income tax. The Company could become subject to the penalty tax if (i) 60% or more of its adjusted ordinary gross income is personal holding company income and (ii) 50% or more of its outstanding Common Stock is owned, directly or indirectly, by five or fewer individuals. Personal holding company income is comprised primarily of passive investment income plus, under certain circumstances, personal service income.

            Indemnity Obligations. The stock purchase agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale. The Company has deposited an aggregate of approximately $5.2 million in escrow, $3 million of which provide security for the Company's indemnity obligations and approximately $2.2 million of which were deposited to fund costs associated with certain specified litigation involving Calton Homes. Under certain circumstances, the Company may be required to deposit additional funds into escrow. In addition, the Company's indemnity obligations are not limited to the amount deposited in escrow. No assurance can be given that the purchaser of Calton Homes will not make claims for indemnity or that a significant portion of the escrowed funds will not be utilized to resolve litigation. See "Legal Proceedings."

      (B)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

            Substantially all revenues and equity in earnings, operating profits and assets of the Company and its subsidiaries in fiscal 1998 were attributable to one line of business, the development and sale of residential housing and the acquisition and sale of real property.

      (C)   DESCRIPTION OF BUSINESS

            GENERAL

            During fiscal 1998, the Company designed, constructed and sold single family detached homes in New Jersey. The Company marketed primarily to second and third time move-up homebuyers with its conventional housing product line and active adult homebuyers. In fiscal 1998, the Company delivered 325 homes with an average sales price of approximately $286,000. In addition, the Company sold land and options to acquire land to other builders from time to time after adding value by obtaining entitlements. The Company completed the sale of its homebuilding operations on December 31, 1998. See "Sale of Calton Homes."

            GEOGRAPHIC MARKETS

            In fiscal 1998, the Company's homebuilding operations were located in New Jersey. Generally, the Company conducted its homebuilding operations in markets that demonstrated a strong growth profile. In 1997, the Company decided to exit from the Florida market by selling its Orlando, Florida homebuilding assets based on the Company's determination that the Company's resources would be better invested in the New Jersey market. The Company selected locations for its residential housing communities that had ready access to major arterial highways and which experienced increased housing demand. During 1998, the Company conducted homebuilding activities in Burlington, Hunterdon, Mercer, Middlesex, Monmouth and Ocean counties in New Jersey.

            PRODUCTS

            The Company offered a variety of single-family detached homestyles tailored to meet the specific needs of the particular geographic and demographic markets served, including the second and third time move-up homebuyer, the active adult homebuyer and, to a lesser extent, the first time and first time move-up homebuyer. From time to time, the Company also offered townhomes. Homestyles, prices and sizes were tailored to each community based upon the Company's assessment of specific market conditions and the restrictions imposed by local jurisdictions. In certain projects, recreational amenities such as tennis courts and playground areas were constructed by the Company.

            During 1998, base prices in the Company's conventional housing communities that offered various styles of two-story colonial homes ranged from $229,000 to $611,000 for homes ranging in size from approximately 2,700 square feet to 4,500 square feet. The Company offered nine different single-family primarily one story detached home types in its active adult community, Renaissance, ranging from $140,000 to $235,000. These homes ranged in size from approximately 1,500 square feet to 2,200 square feet.

            LAND ACQUISITION, PLANNING AND DEVELOPMENT

            Substantially all of the land acquired by the Company was purchased only after necessary entitlements were obtained so that the Company had certain rights to begin development or construction as market conditions dictated. The term "entitlements" refers to developmental approvals, tentative maps or recorded plats, depending on the jurisdiction within which the land was located. Entitlements generally give a developer the right to obtain building permits upon compliance with certain conditions that are usually within the developer's control. Although entitlements were ordinarily obtained prior to the Company's purchase of the land, the Company was still required to obtain a variety of other governmental approvals and permits during the development process.

            The Company's general policy was to control land for future development or sale through the use of purchase options or contingent purchase contracts whenever practicable and where market conditions permitted. The Company generally endeavored to acquire property for development on an installment method, with closings on a portion of a project on a periodic basis. From time to time, the Company acquired property through the use of purchase money mortgages. In certain cases, when available, the Company acquired finished lots on a rolling option basis. These policies enabled the Company to limit its financial commitments, including cash expenditures and interest and other carrying costs, and avoid large land inventories exceeding the Company's near term development needs. At the same time, the Company retained any appreciation in the value of the parcel prior to exercising the option or closing the contingent purchase contract. During the option or contingency period, the Company performed feasibility studies, technical, engineering and environmental surveys and obtained the entitlements.

            In making land acquisitions, the Company considered such factors as:
            (i) current market conditions; (ii) internal and external demographic and marketing studies; (iii) environmental conditions;
            (iv) proximity to developed and recreational areas; (v) availability of mass transportation and major arterial highways and ready access to metropolitan areas and other employment centers; (vi) industrial and commercial growth patterns; (vii) financial review as to the feasibility of the proposed community, including projected profit margins, returns on capital employed and payback periods; (viii) the ability to secure governmental approvals and entitlements; (ix) customer preferences; (x) access to materials and subcontractors; and (xi) management's judgement as to the real estate market, economic trends and the Company's experience in a particular market. The Company's development activities included land planning and securing entitlements. These activities were performed by the Company's employees, together with independent engineers, architects and other consultants.

            CONSTRUCTION

            The Company employed production managers responsible for coordinating all functions pertaining to the construction process. All construction work for the Company was performed by subcontractors on a fixed price basis, with the Company acting as general contractor. In order to maintain control over costs, quality and work schedules, the Company employed an on-site superintendent who was responsible for supervising subcontractor work at each community.

            The Company's housing was constructed according to standardized design plans that were then customized to each individual contract preference. Generally, the Company sought to develop communities having a number of lots to absorb deliveries over a minimum one year period in order to reduce the per home cost of the housing products which it sold.

            Advantages achieved by volume building included lower costs paid to subcontractors and reduced material costs per home.

            Generally, the Company's policy was to commence construction of a detached home beyond the foundation after a sales contract for that home had been signed. The Company, however, ordinarily attempted to maintain a predetermined inventory of homes in process in order to match the construction times of homes with the mortgage application process and to accommodate customers who required immediate occupancy, such as relocation homebuyers.

            MATERIALS AND SUBCONTRACTORS

            The Company attempted to maintain efficient operations by utilizing standardized material available from a variety of sources. Prices for materials fluctuated due to various factors, including demand levels or supply shortages.

            The Company entered into contracts with numerous subcontractors representing all building trades in connection with the construction of its homes, and established long-term relationships with a number of subcontractors. These subcontractors bid competitively for each phase of the work at each project and were selected based on quality, price and reliability. Subcontractor bids were solicited after an internal job cost budget estimate was prepared based on estimated material quantities. These internal estimates served as the formal baseline budget against which the cost of each trade was measured. The Company was responsible for contracting all trades in each of its communities. The Company monitored subcontractor performance and expenditures for each community to assess profitability. Additionally, the Company was generally able to obtain reduced prices from many of its subcontractors due to the volume of work it provided to its subcontractors. Agreements with subcontractors and suppliers generally spanned three to twelve months, and provided a fixed price for labor and materials.

            SALES AND MARKETING

            The Company typically constructed, furnished and landscaped a model home for each community and maintained an on-site sales office staffed with its own sales personnel. At Renaissance, six different home types were presented in the model park in addition to a decor center. The Company made use of newspaper, billboard and direct mail advertising, special promotional events and illustrated brochures in a comprehensive marketing program. The Company established a web site on the Internet (http://www.caltonhomes.com) to provide customers with additional information on the Company's communities and homes. In marketing its products, the Company emphasized quality, features and value and provided a 15-year limited warranty on its homes. In addition, the Company offered a customization program, "Your Home Your Way(R)," in order to make the products the Company built more attractive to homebuyers by tailoring them to individual customer needs.

            Sales of the Company's homes were made pursuant to standard sales contracts that were customary in the markets served by the Company. Such contracts required a customer deposit (generally up to 10% of the base selling price and $5,000 for the active adult community, Renaissance) at time of contract signing and provided the customer with a mortgage contingency, if necessary. The contingency period typically was sixty (60) days following execution of the contract. In certain instances, contracts were contingent on the sale of a purchaser's existing home. In such cases, the Company retained the right to sell the lot to a different homebuyer during the period in which the "house-to-sell" condition was not satisfied. The cancellation rate for new contracts signed was approximately 15% in fiscal 1998.

            CUSTOMER FINANCING

            The Company sold its homes to customers who generally financed their purchase through conventional and government insured mortgages. The Company provided its customers with information on a wide selection of conventional mortgage products and various mortgage lenders to assist the homebuyer through the mortgage process. Mortgages arranged by mortgage providers in recent years were mortgage loans underwritten and made directly by a lending institution to the customer. The Company is not liable for repayment of any mortgage loans.

            COMMERCIAL LAND

            The Company has continued to focus on selling its commercial land. During fiscal 1998, the Company closed on the sale of two parcels of commercial land, including its largest remaining parcel located in eastern Pennsylvania, for an aggregate of $4.9 million in proceeds that resulted in an aggregate gain of approximately $200,000. The Company's remaining two commercial properties consist of land located in Florida and Pennsylvania, one of which is under contract for sale. These properties have a book value of $252,000.

            COMPETITION

            The homebuilding industry is highly competitive. Homebuilders compete for desirable properties, financing, raw materials and skilled labor among other things. The Company competed in each of the geographic areas in which it operated with numerous real estate developers, ranging from small local to larger regional and national builders and developers, some of which had greater sales and financial resources than the Company. Resale homes provided additional competition. The Company competed primarily on the basis of quality, features, value, reputation, price, location, design and amenities.

            REGULATION AND ENVIRONMENTAL MATTERS

            The Company was subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design, construction and similar matters, including local regulation which imposes restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, the Company was subject to registration and filing requirements in connection with the construction, advertisement and sale of its communities in certain states and localities in which it operated even if any or all necessary government approvals were obtained. Certain governmental authorities imposed fees as a means of defraying the cost of providing certain governmental services to developing areas, or required developers to donate land to the municipality or make certain off-site land improvements.

            The Company was also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health and the environment ("environmental laws"). The particular environmental laws applicable to any given community varied greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws sometimes resulted in delays, caused the Company to incur substantial compliance and other costs, and prohibited or severely restricted development in certain environmentally sensitive regions or areas. For example, in July 1987, New Jersey adopted the Fresh Water Wetlands Protection Act which restricts building in or near certain protected geographic areas designated as fresh water wetlands. The preservation of wetlands located within a project sometimes lessened the number of units that could be built in a particular project.

            In July 1985, New Jersey adopted the Fair Housing Act which established an administrative agency to adopt criteria by which municipalities will determine and provide for their fair share of low and moderate income housing ("Mt. Laurel" housing). This agency promulgated regulations with respect to such criteria effective August 1986.

            The Company was sometimes required to set aside Mt. Laurel housing in certain municipalities in which it owned or had the right to acquire land. In order to comply with such requirements, the Company was required to (i) sell some homes at prices which would result in no gain or loss and an operating margin less than would have resulted otherwise, or (ii) contribute to public funding of affordable housing, which contribution increaseed the costs of homes to be developed in a community. The Company attempted to recover some of these potential losses or reduced margins through increased density, certain cost saving construction and land development measures and reduced land prices for the sellers of property.

            The foregoing does not purport to be a full description of all of the legislation and regulations impacting the business of the Company. The Company may be subject to numerous other governmental rules and regulations in each jurisdiction in which it does business.

            EMPLOYEES

            As of February 16, 1999, the Company employed 3 full-time personnel. The Company also employed 2 part-time employees. The Company believes its employee relations are satisfactory.

ITEM 2. COMPANY FACILITIES

            In connection with the Sale Transaction, the Company sublet its interest as a tenant in its corporate offices to Calton Homes. Calton Homes has resublet to the Company approximately 1,620 square feet until May 31, 1999 for approximately $2,600 per month. Management believes that this arrangement currently provides adequate space for the Company's operations. The Company will seek to lease office space upon the expiration of its current sublease.

ITEM 3. LEGAL PROCEEDINGS

            The stock purchase agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5.2 million of the closing proceeds were deposited into escrow. Of this amount, $3 million (the "General Indemnification Funds") were deposited to provide security for the Company's indemnity obligations and approximately $2.2 million (the "Specific Indemnification Funds") were deposited to fund costs associated with certain specified litigation involving Calton Homes. Subject to claims for indemnification, one-half of the General Indemnification Funds will be disbursed to the Company on December 31, 1999. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $4 million if created before December 31, 1999, $3 million if created between December 31, 1999 and December 31, 2000 and $2 million if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the Liquidating Trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

            Calton's by-laws contain provisions which provide indemnification rights to officers, directors and employees under certain circumstances with respect to liabilities and damages incurred in connection with any proceedings brought against such persons by reason of their being officers, directors or employees of Calton.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the fourth quarter of 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise. On December 30, 1998, the Company held a special meeting of shareholders (the "Special Meeting") at which the Company's shareholders were asked to approve the sale by the Company of Calton Homes. Of the votes cast in person or by proxy at the Special Meeting, 14,313,274 shares voted in favor of the Sale Transaction, 382,281 shares voted against the Sale Transaction and 25,942 shares abstained from voting.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

            The executive officers of the Company as of February 16, 1999 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table.

Name                     Age     Position
----                     ---     --------

Anthony J. Caldarone     61      Chairman, President and Chief Executive Officer

David J. Coppola         39      Vice President and Treasurer

            Mr. Caldarone was reappointed as Chairman, President and Chief Executive Officer of Calton in November 1995, having previously served in such capacities from the inception of the Company in 1981 through May 1993. From June 1993 through October 1995, Mr.

            Caldarone served as a Director of the Company.

            Mr. Coppola was appointed Treasurer of the Company in January 1999. He served as the Company's Controller from 1992 until 1999 and was appointed as a Vice President of the Company in 1993. Mr. Coppola is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            Information pertaining to the market for the Registrant's Common Stock, high and low sales prices of the Common Stock in 1998 and 1997 and the number of holders of Common Stock is presented on page 24 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

            The Company has not paid dividends on its capital stock in the past.

ITEM 6. SELECTED FINANCIAL DATA

            The financial highlights data is presented on page one of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The information required by this item is presented on pages 4 through 10 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information required by this item is presented under the caption "Financial Instrument Market Risk" on page 10 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements, including the Report of Independent Accountants thereon and the unaudited Quarterly Financial Results, are presented on pages 11 through 24 of the 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information relating to Directors is incorporated herein by reference to "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 14, 1999. Certain information relating to executive officers of the Company is set forth in Item 4A of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

            Information pertaining to executive compensation is incorporated herein by reference to "Executive Compensation" contained in the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Shareholders" and "Security Ownership of Management" from the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on April 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----

            (a) 1. and 2.     Financial statements and financial
                              statement schedules

                              Reference is made to the Index of
                              Financial Statements and Financial
                              Statement Schedules hereinafter
                              contained                                      F-1

                3.            Exhibits

                              Reference is made to the Index of
                              Exhibits hereinafter contained                 F-5

            (b)               Reports on Form 8-K

                              In January 1999, the Company
                              filed a report on Form 8-K,
                              dated December 31, 1998,
                              announcing that it had completed
                              the sale of Calton Homes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CALTON, INC.
                                                -----------------------
                                                (Registrant)


Date: February 26, 1999                     By:
                                                -----------------------
                                                David J. Coppola
                                                Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

       Signature                      Title                          Date
       ---------                      -----                          ----


-------------------------
Anthony J. Caldarone         Chairman, Chief Executive         February 26, 1999
                             Officer and President
                             (Principal Executive Officer)


-------------------------
David J. Coppola             Vice President                    February 26, 1999
                             (Principal Financial &
                             Accounting Officer)


-------------------------
J. Ernest Brophy             Director                          February 26, 1999


-------------------------
Mark N. Fessel               Director                          February 26, 1999


-------------------------
Frank Cavell Smith, Jr.      Director                          February 26, 1999

                          CALTON, INC. AND SUBSIDIARIES
                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                            Page

Consolidated Balance Sheet as of November 30, 1998 and 1997                  *

Consolidated Statements of Operations for the Years Ended
  November 30, 1998, 1997 and 1996                                           *

Consolidated Statements of Cash Flows for the Years
 Ended November 30, 1998, 1997 and 1996                                      *

Consolidated Statements of Shareholders' Equity for
 the Years Ended November 30, 1998, 1997 and 1996                            *

Notes to Consolidated Financial Statements                                   *

Report of Independent Accountants                                          *,F-2

Consent of Independent Accountants                                           F-3

Schedules                                                                    **

II-Valuation and Qualifying Accounts                                         F-4

----------

      * The financial statements and notes thereto together with the Report of Independent Accountants on pages 11 through 24 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

      ** Schedules other than the schedule listed above have been omitted because of the absence of the conditions under which they are required or because the required information is presented in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Calton, Inc.

      Our audits of the consolidated financial statements referred to in our report dated January 13, 1999 appearing in the November 30, 1998 Annual Report to Shareholders of Calton, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                      PricewaterhouseCoopers LLP

Florham Park, New Jersey
January 13, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of Calton, Inc. and Subsidiaries on Form S-8 (Nos. 33-70628, 33-75184 and 333-28135) of our report, dated January 13, 1999 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to true incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-4 of this Form 10-K.


                                                      PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 25, 1999

                                   SCHEDULE II

                          CALTON, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                                        Additions
                                                               ---------------------------
                                                Balance at     Charged to                                       Balance
                                                Beginning      Costs and       Charge to                        At End
                Description                      of Year        Expenses    Other Accounts   Deductions         of Year
-------------------------------------------     ----------     ----------   --------------   ----------        ----------
Year ended November 30, 1996:

Net realizable value reserves for inventory     $    1,993     $       --   $           --   $      880(A)     $    1,113
                                                ==========     ==========   ==============   ==========        ==========
Valuation allowance for net deferred tax
asset                                           $   18,647     $       --   $          981   $       --        $   19,628
                                                ==========     ==========   ==============   ==========        ==========

Year ended November 30, 1997:

Net realizable value reserves for inventory     $    1,113     $      750   $           --   $      882(A)     $      981
                                                ==========     ==========   ==============   ==========        ==========
Valuation allowance for net deferred tax
asset                                           $   19,628     $       --   $           --   $    3,538(B)     $   16,090
                                                ==========     ==========   ==============   ==========        ==========

Year ended November 30, 1998:

Net realizable value reserves for inventory     $      981     $       --   $           --   $      726        $      255
                                                ==========     ==========   ==============   ==========        ==========
Valuation allowance for net deferred tax
asset                                           $   16,090     $       --   $           --   $    2,549        $   13,541
                                                ==========     ==========   ==============   ==========        ==========

(A) Represents the utilization of reserves recorded when affected homes are delivered and land is sold.
(B) Represents the change in the valuation allowance due to the changes in the deferred tax assets and the impact of the IRS Code Section 382 limitation on those assets.

                                INDEX TO EXHIBITS

      2.1 Agreement for Sale and Purchase of Assets dated as of November 26, 1997 between Beazer Homes Corp., Beazer Homes USA, Inc., Calton Homes of Florida, Inc. and Calton Homes, Inc., incorporated by reference to Exhibit 2 to Form 8-K of Registrant dated December 1, 1997.

      2.2 Amended and Restated Stock Purchase Agreement effective September 2, 1998 among Calton, Inc., Calton Homes, Inc. and Centex Real Estate Corp., incorporated by reference to Exhibit 2 to Form 8-K of Registrant dated December 31, 1998.

      2.3 Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 28, 1998 among Calton, Inc., Calton Homes, Inc. and Braewood Development Corp. (assignee of Centex Real Estate Corp.), incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated December 31, 1998.

      3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1997, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on February 2, 1999.

      3.2   By Laws of Registrant, as amended.

      4.1 Warrant to Purchase Common Stock of Calton, Inc. dated June 12, 1997 issued to BankBoston, N.A., incorporated by reference to Exhibit
            10.2 to Form 8-K of Registrant dated June 12, 1997.

      4.2 Rights Agreement dated February 1, 1999 by and between the Registrant and First City Transfer Company as Rights Agent, including forms of Rights Certificate and Election to Purchase included as Exhibit B thereto, incorporated by reference to Exhibit 1 to Form 8-A Registration Statement of Registrant filed with the Securities and Exchange Commission on February 2, 1999.

(*)   10.1  1996 Equity Incentive Plan, incorporated by reference to Exhibit
            10.1 to Form 10-K of Registrant for the fiscal year ended November
            30, 1996.

(*)   10.3  Registrant's Amended and Restated 1993 Non-Qualified Stock Option
            Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(*)  10.4  Incentive Compensation Plan of Registrant, incorporated by reference to Exhibit 10.4 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.

(*)  10.6  Severance Policy for Senior Executives of Registrant, incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.

(**)  10.7  Executive Employment Agreement dated as of November 21, 1995 between
            Registrant and Anthony J. Caldarone, incorporated by reference to
            Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

      10.8 Senior Secured Credit Agreement dated as of June 12, 1997, among Calton Homes, Inc., Calton Homes of Florida, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated June 12, 1997.

      10.9 Consulting Agreement between Registrant and Braewood Development Corp. dated December 31, 1998.

      13. Certain pages of Registrant's 1998 Annual Report to Shareholders which, except for those portions expressly incorporated herein by reference, are not deemed filed as part hereof.

      21.   Subsidiaries of the Registrant.

      27.   Financial Data Schedule.

----------

(*) Constitutes a compensatory plan required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.