Form 10-Q
period 1999-02-28
CALTON INC
filed 1999-04-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended February 28, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

 As of March 31, 1999, 21,731,000 shares of Common Stock were outstanding.


                    CALTON, INC. AND SUBSIDIARIES
                              INDEX

                                                                     Page No.
PART I. Financial Information

        Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheet at
             February 28, 1999 and November 30, 1998. . . . . .  . . . . . . 3

             Consolidated Statement of Operations for the
             Three Months Ended February 28, 1999 and 1998. . .  . . . . . . 4

             Consolidated Statement of Cash Flows for the
             Three Months Ended February 28, 1999 and 1998. . .  . . . . . . 5

             Consolidated Statement of Changes in Shareholders'
             Equity for the Three Months Ended February 28, 1999 . . . . . . 6

             Notes to Consolidated Financial Statements . . . .  . . . . . 7-9

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations .  . . . . 10-11


PART II.     Other Information

        Item 2.Changes in Securities. . . . . . . . . . . . . .  . . . . . .11

        Item 4.Submission of Matters to a Vote of Securityholders. . . . . .12

        Item 6. Exhibits and reports on Form 8-K . . . . . . . . . . . . . .12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12


------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to post-closing adjustments to be made in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions and the effect of governmental regulation on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
-----------------------------------------------------------------------------
                         PART I.  FINANCIAL INFORMATION
                         ------------------------------


Item 1.  FINANCIAL STATEMENTS.

                         CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                February 28,    November 30,
                                                   1999            1998
                                                -----------     -----------
                                                 (Unaudited)
Assets
Current Assets
  Cash and cash equivalents. . . . . . . . . .  $40,461,000     $    85,000
  Prepaid expenses and other assets. . . . . .      778,000       1,041,000
                                                -----------     -----------
   Total current assets. . . . . . . . . . . .   41,239,000       1,126,000

Holdback receivable. . . . . . . . . . . . . .    5,176,000              --
Stock warrant. . . . . . . . . . . . . . . . .      100,000         105,000
Net assets of discontinued operations. . . . .           --      38,851,000
                                                -----------     -----------

  Total assets . . . . . . . . . . . . . . . .  $46,515,000     $40,082,000
                                                ===========     ===========

Liabilities and Shareholders' Equity
 Accounts payable, accrued expenses and
  other liabilities. . . . . . . . . . . . . .  $ 1,429,000     $ 1,861,000
 Net liabilities of discontinued operations. .      528,000              --
                                                -----------     -----------

  Total liabilities. . . . . . . . . . . . . .    1,957,000       1,861,000
                                                -----------     -----------

Commitments and contingencies

Shareholders' equity
 Common stock. . . . . . . . . . . . . . . . .      272,000         267,000
 Paid in capital . . . . . . . . . . . . . . .   31,415,000      27,957,000
 Retained earnings . . . . . . . . . . . . . .   14,249,000      10,112,000
 Less cost of shares held in treasury. . . . .   (1,378,000)       (115,000)
                                                -----------     -----------

  Total shareholders' equity . . . . . . . . .   44,558,000      38,221,000
                                                -----------     -----------

  Total liabilities and shareholders' equity .  $46,515,000     $40,082,000
                                                ===========     ===========

                                      3
          See accompanying notes to consolidated financial statements.


                             CALTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS

                     Three Months Ended February 28, 1999 and 1998
                                  (Unaudited)


                                                   1999            1998
                                                -----------     -----------
Revenues . . . . . . . . . . . . . . . . . . .  $   574,000     $        --
                                                -----------     -----------

Costs and expenses
 Cost of revenues. . . . . . . . . . . . . . .           --              --
 Selling, general and administrative . . . . .      310,000         532,000
                                                -----------     -----------
                                                    310,000         532,000
                                                -----------     -----------

Income (loss) from operations. . . . . . . . .      264,000        (532,000)

Interest expense, net. . . . . . . . . . . . .           --          16,000
                                                -----------     -----------

Income (loss) before income taxes. . . . . . .      264,000        (548,000)

Provision (benefit) for income taxes . . . . .      105,000        (247,000)
                                                -----------     -----------

Income (loss) from continuing operations . . .      159,000        (301,000)

Income from the sale of Calton Homes, Inc.,
 net of a provision in lieu of
 taxes of $2,591,000 . . . . . . . . . . . . .    3,886,000              --

Income (loss) from discontinued operations,
 net of a provision (benefit) for income
 taxes of $62,000 in 1999 and
 ($193,000) in 1998. . . . . . . . . . . . . .       92,000        (236,000)
                                                -----------     -----------

Net income (loss). . . . . . . . . . . . . . .  $ 4,137,000     $  (537,000)
                                                ===========     ===========
Earnings per share
 Basic:
  Income (loss) from continuing operations . .  $       .01     $      (.01)
  Income from the sale of
   Calton Homes, Inc., net . . . . . . . . . .          .15              --
  Loss from discontinued
   operations, net . . . . . . . . . . . . . .           --            (.01)
                                                -----------     -----------
  Net income (loss). . . . . . . . . . . . . .  $       .16     $      (.02)
                                                ===========     ===========
 Diluted:
  Income (loss) from continuing operations . .  $       .01    $       (.01)
  Income from the sale of
   Calton Homes, Inc., net . . . . . . . . . .          .14              --
  Loss from discontinued
   operations, net . . . . . . . . . . . . . .           --            (.01)
                                                -----------     -----------
  Net income (loss). . . . . . . . . . . . . .  $       .15     $      (.02)
                                                ===========     ===========

Weighted average number of shares outstanding
 Basic . . . . . . . . . . . . . . . . . . . .   25,855,000      26,627,000
                                                ===========     ===========
 Diluted . . . . . . . . . . . . . . . . . . .   27,599,000      26,627,000
                                                ===========     ===========
                                   4
          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 Three Months Ended February 28, 1999 and 1998
                                  (Unaudited)



                                                   1999            1998
                                                -----------     -----------
Operating Activities
 Net income (loss) . . . . . . . . . . . . . .  $ 4,137,000     $  (537,000)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities
   Income (loss) from discontinued
    operations . . . . . . . . . . . . . . . .      (92,000)        236,000
   Income from sale of Calton Homes, Inc.. . .   (3,886,000)             --
   Provision (benefit) in lieu of
    income taxes . . . . . . . . . . . . . . .      105,000        (247,000)
   Change in net assets/liabilities of
    discontinued operations. . . . . . . . . .      320,000       1,057,000
   Depreciation and amortization . . . . . . .           --          43,000
   Issuance of stock under 401(k) Plan
    and other. . . . . . . . . . . . . . . . .           --          33,000
   Increase (decrease) in accounts payable,
    accrued expenses and other liabilities . .     (432,000)        (68,000)
   (Decrease) increase in prepaid expenses
    and other assets . . . . . . . . . . . . .      260,000        (509,000)
                                                -----------     -----------
                                                    412,000           8,000
                                                -----------     -----------

Investing Activities
 Net proceeds from sale of Calton Homes, Inc..   41,048,000              --
                                                -----------     -----------
                                                 41,048,000              --
                                                -----------     -----------

Financing Activities
 Stock repurchase. . . . . . . . . . . . . . .   (1,263,000)             --
 Stock options exercised . . . . . . . . . . .      179,000              --
                                                -----------     -----------
                                                 (1,084,000)             --
                                                -----------     -----------

Net increase in cash and cash equivalents. . .   40,376,000           8,000
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . . .       85,000          17,000
                                                -----------     -----------

Cash and cash equivalents at end of period . .  $40,461,000     $    25,000
                                                ===========     ===========

                                      5
          See accompanying notes to consolidated financial statements.

                             CALTON, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three months ended February 28, 1999
                              (Unaudited)


                        Common    Paid in     Retained  Treasury
                        Stock    Capital      Earnings  Stock        Total
                       -------- ----------- ----------- -----------  -----------
Balance,
 November 30, 1998   $267,000 $27,957,000 $10,112,000 $  (115,000) $38,221,000

Net income. . . . .        --          --   4,137,000          --    4,137,000

Issuance of stock
 under stock option
 plans. . . . . . .     5,000     174,000          --          --      179,000

Acceleration of stock
 option vesting . .        --     525,000          --          --      525,000

Provision in lieu of
 income taxes . . .        --   2,759,000          --          --    2,759,000

Less: Purchase of
 treasury stock . .        --          --          --  (1,263,000)  (1,263,000)
                     -------- ----------- ----------- -----------  -----------
Balance,
 February 28, 1999.  $272,000 $31,415,000 $14,249,000 $(1,378,000) $44,558,000
                     ======== =========== =========== ===========  ===========
                                    6

          See accompanying notes to consolidated financial statements.


                           CALTON, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
    ---------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1998. Operating results for the three month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999.


   On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating subsidiary, to Centex Real Estate Corporation ("Centex" or the "purchaser"), subject to certain post closing adjustments. As a result of the sale of Calton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statement presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business." Certain reclassifications have been made to prior years' financial statements in order to conform with the 1998 presentation. All significant intercompany accounts and transactions have been eliminated.

   Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. As of February 28, 1999, a total of 2,234,000 stock options have been granted and are outstanding under the Company's stock option plans and 458,000 options have been exercised. In addition, a warrant to purchase 1,000,000 shares of Common Stock is also outstanding.

2. Discontinued Operations
    -----------------------

   On December 31, 1998, the Company completed the sale of Calton Homes. The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes on December 30, 1998. The purchase price of the sale of Calton Homes was $48,100,000, which will result in a estimated pretax gain of approximately $8,800,000. Of this total, $6,477,000 pretax gain was recognized in the first quarter and the remainder is subject to the resolution of certain post-closing adjustments. No assurance can be given that the entire estimated gain will be realized. Cash proceeds upon closing were approximately $41,048,000, with $5,200,000 put in escrow in accordance with the holdback provision (see Note 3).

   As a result of the sale of Calton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statements for the current and prior periods have been restated to reflect the Company's homebuilding and real estate development business as discontinued operations, including the operations of other subsidiaries located in Orlando, Florida; Chicago, Illinois; Pennsylvania and California, where the Company had similar operations and commercial land held for sale.
                                   7

Net assets (liabilities) of discontinued operations are as follows (amounts in thousands):
                                                February 28,    November 30,
                                                   1999            1998
                                                -----------     -----------
 Assets
  Cash and cash equivalents. . . . . . . . . .  $        --     $    11,910
  Receivables and other assets . . . . . . . .          635           9,385
  Inventories. . . . . . . . . . . . . . . . .           --          61,449
  Commercial land. . . . . . . . . . . . . . .          250             252

 Liabilities
  Revolving credit agreement . . . . . . . . .           --         (21,000)
  Mortgages payable. . . . . . . . . . . . . .           --          (1,262)
  Accounts payable and accrued expenses. . . .       (1,413)        (21,883)
                                                -----------     -----------

 Net assets/(liabilities). . . . . . . . . . .  $      (528)    $    38,851
                                                ===========     ===========


Results of operations from discontinued operations are as follows (amounts in thousands):

                                                        February 28,
                                                ---------------------------
                                                   1999            1998
                                                -----------     -----------
Revenues . . . . . . . . . . . . . . . . . . .       $6,513         $12,804
                                                -----------     -----------
 Cost of revenue . . . . . . . . . . . . . . .        5,710          11,662
 Selling, general and administrative . . . . .          649           1,358
                                                -----------     -----------
                                                      6,359          13,020
                                                -----------     -----------
Income (loss) from operations. . . . . . . . .          154            (216)

Interest expense, net. . . . . . . . . . . . .           --             213
                                                -----------     -----------
Income (loss) before income taxes. . . . . . .          154            (429)

Provision (benefit) for income taxes . . . . .           62            (193)
                                                -----------     -----------
Net income (loss) from
 discontinued operations . . . . . . . . . . .  $        92     $      (236)
                                                ===========     ===========

3. Commitments and Contingent Liabilities
   --------------------------------------

 (a) As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the purchaser that requires the purchaser to make payments of $1,300,000 per year over a three-year period to the Company.

 (b) The stock purchase agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. Subject to claims for indemnification, one-half of the General Indemnification Funds will be disbursed to the Company on December 31, 1999. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The holdback funds are earning interest for the Company at a market rate, approximately 4.5%, however, the earnings are also subject to the indemnity obligations. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $4,000,000 if created before December 31, 1999, $3,000,000 if created between December 31, 1999 and
December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

 (c) The Company had a qualified contributory retirement plan (401(k) Plan) which covered all eligible full-time employees with a minimum of one year of service. The Company terminated the 401(k) Plan effective December 31, 1998.

4. Shareholders' Equity
   --------------------

 The Company has begun a significant stock repurchase program pursuant to which it will seek to repurchase up to 10,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions during fiscal 1999. As of February 28, 1999, there were 1,258,000 shares held in Treasury in the amount of $1,378,000. Through March 31, 1999, the Company had repurchased 5,713,000 shares at an average price of $1.29 per share, $7,357,000 in the aggregate.

 In connection with the sale of Calton Homes, Inc. the Company elected to make certain adjustments to the terms of the options to acquire Calton Common Stock previously granted and outstanding as of December 31, 1998 under the Company's stock option plans. Effective January 1, 1999, those options outstanding became exercisable, regardless of whether the right to exercise the option had previously vested; employees of Calton Homes, Inc. have until December 31, 2000 to exercise any options; and options of employees of Calton, Inc. will expire in accordance with their original terms. The effect of the amendments to the stock option plans of approximately $525,000 was reflected as severance cost and reduced the gain on the sale of Calton Homes in the first quarter of 1999.

 In January 1999, the Company's Board of Directors approved the grant to the Company's Chairman and President of options to acquire an aggregate of 600,000 shares of Common Stock under the Company's Amended and Restated 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). In addition, the Board approved the grant to other employees of options to acquire an aggregate of 35,000 shares of Common Stock under the Company's 1996 Equity Incentive Plan (the "1996 Plan"). Each of the options granted has an exercise price of $1.22 per share, the fair market value of Calton, Inc. stock on the date of the grant, and has a term of 10 years. The options granted under the 1993 Plan vest in equal installments over a three year period. The options granted under the 1996 Plan vest in equal installments over a five year period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALE OF CALTON HOMES, INC.
--------------------------

 On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating homebuilding subsidiary, to Centex Real Estate Corporation ("Centex" or the "purchaser"). The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes on December 30, 1998. The purchase price for the stock of Calton Homes was $48.1 million, which resulted in an estimated pretax gain of approximately $8.8 million. The gain is subject to a $5.2 million holdback (see Commitments and Contingencies), and is subject to certain post closing adjustments. Cash proceeds upon closing were approximately $41.1 million, net of the $5.2 million holdback and other closing adjustments. These funds have been temporarily invested in highly liquid funds. A pretax gain of $6.5 million was recorded in the first quarter of 1999. The Company is currently finalizing the post-closing adjustments with the purchaser, however, certain issues and amounts may result in arbitration. As a result, no assurance can be given that the entire estimated gain will be realized. No tax liability is expected to result from the sale. However, a provision in lieu of taxes is anticipated to be recorded for financial reporting purposes in the amount of $3.5 million related to the sale, of which $2.6 million was recorded in the first quarter. As a result, the net gain recorded in the first quarter of fiscal 1999 was $3.9 million. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1.3 million per year over a three-year period.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998
-----------------------------------------------------------------------------

 Revenues for the three months ended February 28, 1999 were $574,000 comprised of two months of revenues earned in the amount of $217,000 under the consulting agreement and $357,000 of interest income earned on funds generated from the sale of Calton Homes. Revenues from discontinued homebuilding operations were $6.5 million resulting from twenty-two home deliveries occurring prior to December 31, 1998 as compared to revenues of $12.8 million for the three months ended February 28, 1998 on 37 home deliveries.

 Income from continuing operations was $159,000 for the three months ended February 28, 1999 as compared to a loss of $301,000 for the three months ended February 28, 1998. General and administrative costs have decreased by $222,000, a forty-two percent (42%) decrease, due to a significant reduction in corporate fixed costs related to the sale of Calton Homes, including personnel reductions, leasing costs and other overhead items.

 Income from discontinued operations was $92,000 for the three months ended February 28, 1999, as compared to a loss of $236,000 for the three months ended February 28, 1998. The loss for the prior period was primarily due to the low delivery levels for the full three month period (37 deliveries) in contrast to the one month of operations (22 deliveries) during the first quarter of fiscal 1999. In addition, the fixed costs attributable to Calton Homes' operations terminated for the Company on December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

 On December 31, 1998, as a part of the sale of Calton Homes, the outstanding balance of the Company's revolving credit facility with BankBoston in the amount of $19.5 million was repaid by the purchaser.

 The sale of Calton Homes liquidated a substantial part of the Company's assets and liabilities and generated approximately $41.1 million of cash, which was net of a $5.2 million holdback (see commitments and contingent liabilities) and other closing adjustments.

 The Company believes that funds generated by the sale of Calton Homes, income tax payment reductions, derived from NOL utilization and funds provided under the three-year consulting agreement with the purchaser of Calton Homes, which provides for payments of $1.3 million per year, will provide sufficient capital to support the Company's operations and fund its stock repurchase program. Although the Company is currently analyzing potential business opportunities consistent with its strategic plan, it has not determined the specific application of the proceeds of the sale of Calton Homes. If over the next 18 months, the Company has not redeployed a substantial portion of the sale proceeds of Calton Homes, or developed a plan to redeploy a substantial portion of the proceeds within a reasonable time frame, the Company will be liquidated and proceeds distributed to its shareholders.

 The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rate risk is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues and commercial paper. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk, commodity price risk or equity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed.


Cash Flows from Operating Activities
------------------------------------

 The proceeds from the sale of Calton Homes are invested in highly liquid funds earning interest at approximately 4.5% per annum that amounted to $338,000 for the period ended February 28, 1999. Operating activities primarily utilize cash for general and administrative costs.


Cash Flows from Investing Activities
------------------------------------

 On December 31, 1998, the Company received cash of $41.1 million from the sale of Calton Homes, which was net of a $5.2 million holdback and other closing adjustments, and subject to post closing adjustments.


Cash Flows from Financing Activities
------------------------------------

 For the three months ended February 28, 1999, the Company purchased 1,116,210 shares for an aggregate purchase price of $1.3 million, which is consistent with its repurchase program to repurchase up to 10.0 million shares of its Common Stock.

 Also during this period, certain optionholders exercised their options to purchase 458,000 shares under the Company's stock option plans generating $179,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 2. Changes in Securities
        ---------------------
 In February 1999, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. Under the Rights Plan, each Right represents the right to purchase from the Company one one-hundredth (1/100th) of a share of Class A Preferred Stock Series One (the "Preferred Stock") at a price of $5.50 per one one-hundredth (1/100th) of a share. Each one one-hundredth (1/100th) of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's Common Stock. The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than such person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of Common Stock for each Right (other than Rights held by such person or group). The Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock, unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be redeemed by the Company at a price of $0.01 per Right.

Item 4. Submission of Matters to a Vote of Securityholders
        --------------------------------------------------

 On December 30, 1998, the Company held a special meeting of shareholders (the "Special Meeting") at which the Company's shareholders were asked to approve the sale by the Company of Calton Homes. Of the votes cast in person or by proxy at the Special Meeting, 14,313,274 shares voted in favor of the sale, 382,281 voted against the sale and 25,942 shares abstained from voting.


Item 6. Exhibits and reports on Form 8-K.
        ---------------------------------

 A) Exhibits

    27. Financial Data Schedule as of February 28, 1999.

 B) Reports on Form 8-K.

    On February 2, 1999, the Company filed a report on Form 8-K reporting that it had adopted a shareholder rights plan and declared a dividend of one Preferred Stock purchase right for each outstanding share of Common Stock.

    On January 15, 1999, the Company reported that it completed the sale of Calton Homes, Inc. to Centex Real Estate Corporation on December 31, 1998. The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes at a special meeting held on December 30, 1998.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Calton, Inc.
                                          -------------------------------
                                            (Registrant)


                                      By:  /s/ David J. Coppola
                                          ------------------------------
                                            David J. Coppola
                                            Vice President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)
                                    12

Date:  April 14, 1999