Form 10-Q
period 1999-05-31
CALTON INC
filed 1999-07-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended May 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file no. 1-8846


                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)

                   New Jersey                        22-2433361
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)        Identification Number)

               125 Half Mile Road
              Red Bank, New Jersey                  07701-6749
   (Addresses of principal executive offices)         Zip Code

                        Registrant's telephone number,
                      including area code: (732) 212-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 30, 1999, 21,775,000 shares of Common Stock were outstanding.

                 Calton, Inc. and Subsidiaries

                         INDEX




                                                                  Page No.
                                                                  --------
PART I. Financial Information

        Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets at
             May 31, 1999 and November 30, 1998 . . . . . . . .       3

             Consolidated Statements of Operations for the
             Three Months Ended May 31, 1999 and 1998 . . . . .       4

             Consolidated Statements of Operations for the
             Six Months Ended May 31, 1999 and 1998 . . . . . .       5

             Consolidated Statements of Cash Flows for the
             Six Months Ended May 31, 1999 and 1998 . . . . . .       6

             Consolidated Statement of Changes in Shareholders'
             Equity and Comprehensive Income for the
             Six Months Ended May 31, 1999. . . . . . . . . . .       7

             Notes to Consolidated Financial Statements . . . .    8-10

        Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations. . . . . . . . . . . . . . . . . .   10-12

PART II.     Other Information

        Item 4.  Submission of Matters to a Vote
                 of Securityholders. . . . . . . . . . . . . . .     13

        Item 6.  Exhibits and reports on Form 8-K . . . . . . .      13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .      13


--------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions and the effect of governmental regulation on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
---------------------------------------------------------------------------
                             -2-

                       PART I.  FINANCIAL INFORMATION
                       ------------------------------

Item 1.  FINANCIAL STATEMENTS.

                       CALTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        May 31,   November 30,
                                                         1999        1999
                                                      ----------  -----------
Assets                                                (Unaudited)
  Current Assets
   Cash and cash equivalents. . . . . . . . . . . . . $31,425,000  $    85,000
   Receivables. . . . . . . . . . . . . . . . . . . .   1,999,000            -
   Prepaid expenses and other assets. . . . . . . . .     421,000    1,041,000
                                                      -----------  -----------
    Total current assets. . . . . . . . . . . . . . .  33,845,000    1,126,000

  Holdback receivable . . . . . . . . . . . . . . . .   4,372,000            -
  Securities available for sale . . . . . . . . . . .   3,030,000            -
  Stock warrant . . . . . . . . . . . . . . . . . . .      95,000      105,000
  Net assets of discontinued operations . . . . . . .           -   38,851,000
                                                      -----------  -----------
   Total assets . . . . . . . . . . . . . . . . . . . $41,342,000  $40,082,000
                                                      ============ ===========
Liabilities and Shareholders' Equity
  Accounts payable, accrued expenses and other
    liabilities . . . . . . . . . . . . . . . . . . . $ 1,293,000  $ 1,861,000
  Net liabilities of discontinued operations. . . . .     534,000            -
                                                      -----------  -----------
   Total liabilities. . . . . . . . . . . . . . . . .   1,827,000    1,861,000
                                                      -----------  -----------
Commitments and contingencies

Shareholders' equity
  Common stock. . . . . . . . . . . . . . . . . . . .     275,000      267,000
  Paid in capital . . . . . . . . . . . . . . . . . .  31,945,000   27,957,000
  Retained earnings . . . . . . . . . . . . . . . . .  14,823,000   10,112,000
  Less cost of shares held in treasury. . . . . . . .  (7,460,000)    (115,000)
  Accumulated other comprehensive loss:
  Unrealized loss in securities available for sale. .     (68,000)           -
                                                      -----------  -----------
   Total shareholders' equity . . . . . . . . . . . .  39,515,000   38,221,000
                                                      -----------  -----------
   Total liabilities and shareholders' equity . . . . $41,342,000  $40,082,000
                                                      ===========  ===========

        See accompanying notes to consolidated financial statements.
                                  3

                        CALTON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended May 31, 1999 and 1998
                               (Unaudited)


                                                           1999        1998
                                                      ----------    ----------
Revenues. . . . . . . . . . . . . . . . . . . . .     $  828,000    $        -
                                                      ----------    ----------
Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . . .              -             -
  Selling, general and administrative . . . . . .        353,000       433,000
                                                      ----------   -----------
                                                         353,000       433,000
                                                      ----------    ----------
Income (loss) from operations . . . . . . . . . .        475,000      (433,000)
Interest expense, net . . . . . . . . . . . . . .              -        26,000
                                                      ----------    ----------

Income (loss) before income taxes . . . . . . . .        475,000      (459,000)
Provision (benefit) for income taxes. . . . . . .        190,000      (208,000)
                                                      ----------    ----------

Income (loss) from continuing operations. . . . .        285,000      (251,000)

Income from the sale of Calton Homes, Inc.,
  net of a provision in lieu of taxes
  of $446,000 . . . . . . . . . . . . . . . . . .        668,000             -


Income (loss) from discontinued operations,
  net of a provision (benefit) for
  income taxes of ($254,000) in 1999 and
  $545,000 in 1998. . . . . . . . . . . . . . . .       (379,000)      657,000
                                                      ----------    ----------
Net income  . . . . . . . . . . . . . . . . . . .     $  574,000    $  406,000
                                                      ==========    ==========
Earnings per share
  Basic:
   Income (loss) from continuing operations . . .     $      .01    $        -
   Income from the sale of Calton Homes,
     Inc., net. . . . . . . . . . . . . . . . . .            .03             -
   Income (loss) from discontinued
    operations, net . . . . . . . . . . . . . . .           (.01)          .02
                                                      -----------   ----------
   Net income . . . . . . . . . . . . . . . . . .     $      .03    $      .02
                                                      ==========    ==========
   Diluted:
   Income (loss) from continuing operations . . .     $       .01   $        -
   Income from the sale of Calton Homes,
    Inc., net . . . . . . . . . . . . . . . . . .             .03            -
   Income (loss) from discontinued
    operations, net . . . . . . . . . . . . . . .            (.02)          .02
                                                      -----------   -----------
   Net income . . . . . . . . . . . . . . . . . .     $       .02   $       .02
                                                      ===========   ===========
Weighted average number of shares outstanding
  Basic . . . . . . . . . . . . . . . . . . . . .      21,730,000    26,707,000
  Diluted . . . . . . . . . . . . . . . . . . . .      23,094,000    26,707,000

        See accompanying notes to consolidated financial statements.
                                  -4-

                       CALTON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  Six Months Ended May 31, 1999 and 1998
                               (Unaudited)


                                                         1999         1998
                                                      ----------    ----------
Revenues. . . . . . . . . . . . . . . . . . . . .     $1,402,000    $        -
                                                      ----------    ----------
Costs and expenses
  Cost of revenues. . . . . . . . . . . . . . . .              -             -
  Selling, general and administrative . . . . . .        663,000       965,000
                                                      ----------    ----------
                                                         663,000       965,000
                                                      ----------    ----------

Income (loss) from operations . . . . . . . . . .        739,000      (965,000)
Interest expense, net . . . . . . . . . . . . . .              -        42,000
                                                      ----------    ----------
Income (loss) before income taxes . . . . . . . .        739,000    (1,007,000)
Provision (benefit) for income taxes. . . . . . .        295,000      (455,000)
                                                      ----------    ----------
Income (loss) from continuing operations. . . . .        444,000      (552,000)
Income from the sale of Calton Homes, Inc.,
  net of a provision in lieu of taxes
  of $3,037,000 . . . . . . . . . . . . . . . . .      4,554,000             -
Income (loss) from discontinued operations,
  net of a provision (benefit) for income
  taxes of ($192,000) in 1999 and $352,000
  in 1998 . . . . . . . . . . . . . . . . . . . .       (287,000)      421,000
                                                      ----------    ----------
Net income (loss) . . . . . . . . . . . . . . . .     $4,711,000    $ (131,000)
                                                      ==========    ==========

Earnings per share
  Basic:
   Income (loss) from continuing operations . . .     $      .02    $     (.02)
   Income from the sale of Calton Homes, Inc.,
    net . . . . . . . . . . . . . . . . . . . . .            .19             -
   Income (loss) from discontinued operations,
    net . . . . . . . . . . . . . . . . . . . . .           (.01)          .02
                                                       ---------    ----------
   Net income (loss). . . . . . . . . . . . . . .     $      .20    $        -
                                                      ==========    ==========

Diluted:
   Income (loss) from continuing operations . . .     $      .02    $     (.02)
   Income from the sale of Calton Homes, Inc.,
    net . . . . . . . . . . . . . . . . . . . . .            .18             -
   Income (loss) from discontinued
    operations, net. . . . . . . . .. . . . . . .           (.01)          .02
                                                      ----------    ----------
   Net income (loss). . . . . . . . . . . . . . .     $      .19    $        -
                                                      ==========    ==========

Weighted average number of shares outstanding
   Basic. . . . . . . . . . . . . . . . . . . . .     23,792,000    26,667,000
                                                      ==========    ==========
   Diluted. . . . . . . . . . . . . . . . . . . .     25,217,000    26,667,000
                                                      ==========    ==========

        See accompanying notes to consolidated financial statements.
                            -5-

                      CALTON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended May 31, 1999 and 1998
                               (Unaudited)


                                                          1999         1998
                                                      ----------    ----------
Operating Activities
  Net income (loss) . . . . . . . . . . . . . .       $ 4,711,000   $ (131,000)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities
   Income (loss) from discontinued
     operations. . . . . . . . . . . . . . . . .          287,000     (421,000)
   Income from sale of Calton Homes, Inc . . . .       (4,554,000)           -
   Provision (benefit) for income taxes. . . . .          295,000     (455,000)
   Decrease in Holdback receivable . . . . . . .          104,000            -
   Change in net assets/liabilities of
     discontinued operations . . . . . . . . . .         (500,000)     919,000
   Depreciation and amortization . . . . . . . .                -       48,000
   Issuance of stock under 401(k) Plan
     and other . . . . . . . . . . . . . . . . .                -       60,000
   Decrease in accounts payable, accrued
     expenses and other liabilities. . . . . . .         (568,000)    (432,000)
   Decrease in prepaid expenses and
     other assets. . . . . . . . . . . . . . . .          630,000      409,000
                                                      -----------   ----------
                                                          405,000       (3,000)
                                                      -----------   ----------
Investing Activities
  Net proceeds from sale of Calton Homes,
   Inc. . . . . . . . . . . . . . . . . . . . . .      41,048,000            -
  Purchase of securities available for sale . . .      (3,098,000)           -
                                                      -----------   ----------
                                                       37,950,000            -
                                                      -----------   ----------
Financing Activities
  Stock repurchase. . . . . . . . . . . . . . . .      (7,345,000)           -
  Stock options exercised . . . . . . . . . . . .         330,000            -
                                                      -----------   ----------
                                                       (7,015,000)           -
                                                      -----------   ----------
Net increase in cash and cash equivalents . . . .      31,340,000       (3,000)
Cash and cash equivalents at beginning of
  period. . . . . . . . . . . . . . . . . . . . .          85,000       17,000
                                                      -----------   ----------
Cash and cash equivalents at end of period. . . .     $31,425,000   $   14,000
                                                      ===========   ==========

        See accompanying notes to consolidated financial statements.
                              -6-

                      CALTON, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME
                       Six Months Ended May 31, 1999
                          (Amounts in thousands)
                                (Unaudited)


                                                             Accu-
                                                             mula-
                                                             ted
                                                             Other
              Total                                          Comp-   Comp-
              Share-    Com-                        Trea-    rehen-  rehen-
              holders   mon     Paid In  Retained   sury     sive    sive
              Equity    Stock   Capital  Earnings   Stock    Loss    Earnings
              -------  -----   -------   --------   ------   -----   --------
Balance
November 30,
1998. . . . .  38,221   $267    $27,957   $10,112   $ (115)     -      $    -

Net income. .   4,711      -          -     4,711        -      -       4,711

Issuance
of stock
under stock
option
plans . . . .     330      8        322         -        -      -           -

Acceleration
 of stock
 option
 vesting. . .     525      -        525         -        -      -           -

Provision in
 lieu of
 income
 taxes. . . .   3,141      -      3,141         -        -      -           -

Less:
 purchase of
 of
 treasury
 stock. . . .  (7,345)     -          -         -   (7,345)     -           -

Compre-
hensive
Loss:
 Unrealized
 loss in
 securities
 available
 for sale . .     (68)     -          -         -        -    (68)        (68)
                                                                        -----

Compre-
 hensive
earnings. . .       -      -          -         -        -      -     $4,643
              -------   ----    -------   -------  -------   ----     ======
Balance,
 May 31,
 1999 . . . . $39,515   $275    $31,945   $14,823  $(7,460)  $(68)
              =======   ====    =======   =======  =======   ====



       See accompanying notes to consolidated financial statements.
                            -7-

                       CALTON, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



1. Basis of Presentation
   --------------------
   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1998. Operating results for the three and six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999.
   On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating subsidiary, to Centex Real Estate Corporation ("Centex" or the "Purchaser"). As a result of the sale of Calton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statement presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business." Certain reclassifications have been made to prior years' financial statements in order to conform with the 1999 presentation. All significant intercompany accounts and transactions have been eliminated.
   Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. As of May 31, 1999, a total of 1,959,000 stock options have been granted and are outstanding under the Company's stock option plans. In addition, a warrant to purchase 1,000,000 shares of Common Stock (the "Warrant") was also outstanding. In June 1999, the holder of the Warrant, using the cashless exercise method provided for in the Warrant, exercised the Warrant and was issued 681,461 shares that were purchased by the Company (see note 4) for $750,000. As a result, the Warrant was canceled.

2. Discontinued Operations
   -----------------------
   On December 31, 1998, the Company completed the sale of Calton Homes. The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes pursuant to a stock purchase agreement (the "Stock Purchase Agreement") on December 30, 1998. The purchase price of the sale of Calton Homes was $48,100,000, plus certain post closing adjustments which have been resolved pursuant to an agreement in principal with the Purchaser that is subject to the execution of a formal settlement agreement. The Company recorded a pretax gain of $7,591,000 on the sale of Calton Homes including the proposed post closing adjustments. As part of the proposed post closing agreement, the Company anticipates that it will refund to the Purchaser $700,000, payable out of the general indemnifications that were deposited in escrow upon the closing of the sale, as a result of an indemnification claim made pursuant to the Stock Purchase Agreement. This amount has been reflected in the pretax gain from the sale of Calton Homes for financial reporting purposes. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from the sale of Calton Homes. No tax liability is expected to result from the sale. However, a provision in lieu of taxes was recorded in the amount of $3,037,000 related to the transaction.
       As a result of the sale ofCalton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statements for the current and prior periods have been restated to reflect the Company's homebuilding and real estate development business as discontinued operations, including the operations of other subsidiaries located in Orlando, Florida; Chicago, Illinois; Pennsylvania and California, where the Company had similar operations and commercial land held for sale.
                            -8-

   Net assets (liabilities) of discontinued operations are as follows:
   (amounts in thousands)

                                                        May 31     November 30,
                                                         1999         1998
                                                      ----------   -----------
   Assets
    Cash and cash equivalents . . . . . . . . .       $        -   $    11,910
    Receivables and other assets. . . . . . . .              635         9,385
    Inventories . . . . . . . . . . . . . . . .                -        61,449
    Commercial land . . . . . . . . . . . . . .              250           252

   Liabilities
    Revolving credit agreement. . . . . . . . .                -       (21,000)
    Mortgages payable . . . . . . . . . . . . .                -        (1,262)
    Accounts payable and accrued expenses . . .           (1,419)      (21,883)
                                                      ----------   -----------
   Net assets/(liabilities) . . . . . . . . . .       $     (534)  $    38,851
                                                      ==========   ===========

   Results of operations from discontinued operations are as follows:
   (amounts in thousands)

                                                         Six Months Ended
                                                              May 31,
                                                        1999          1998
                                                      ---------    ----------
   Revenues . . . . . . . . . . . . . . . . . . .     $   6,513    $   30,743
                                                      ---------    ----------
    Cost of revenue . . . . . . . . . . . . . . .         5,710        26,441
    Selling, general and administrative . . . . .         1,282         3,032
                                                      ---------    ----------
                                                          6,992        29,473
                                                      ---------    ----------
   Income (loss) from operations. . . . . . . . .          (479)        1,270
   Interest expense, net. . . . . . . . . . . . .             -           497
                                                       ---------    ---------
   Income (loss) before income taxes. . . . . . .          (479)          773
   Provision (benefit) for income taxes . . . . .          (192)          352
                                                      ---------    ----------
   Net income (loss) from discontinued
    operations. . . . . . . . . . . . . . . . . .     $    (287)   $      421
                                                      =========    ==========

3. Commitments and Contingent Liabilities
   --------------------------------------

   (a) As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the Purchaser that requires the Purchaser to make payments of $1,300,000 per year over a three-year period to the Company.
   (b) The stock purchase agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the Purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the Purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific

                              -9-

Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. Subject to claims for indemnification, one-half of the remaining General Indemnification Funds will be disbursed to the Company on December 31, 1999. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The holdback funds are earning interest for the Company at a market rate, approximately 4.5%, however, the earnings are also subject to the indemnity obligations. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $4,000,000 if created before December 31, 1999 $3,000,000 if created between December 31, 1999 and December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

   Based upon discussions with the Purchaser of Calton Homes, the Company anticipates that it will pay $700,000 of the General Indemnification Funds to the Purchaser of Calton Homes pursuant to a claim for indemnification made pursuant to the Stock Purchase Agreement.

   (c) The Company had a qualified contributory retirement plan (401(k) Plan) which covered all eligible full-time employees with a minimum of one year of service. The Company terminated the 401(k) Plan effective December 31, 1998.

4. Shareholders' Equity
   In 1998, the Company began a stock repurchase program pursuant to which it is seeking to repurchase up to 10,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions by the end of fiscal 1999. As of May 31, 1999, the Company had purchased 5,807,000 shares (held in Treasury) for an aggregate purchase price of $7,460,000.
   In April 1999, options to acquire 50,000 shares of Common Stock were granted to the non-employee members of the Company's Board of Directors pursuant to the Company's 1996 Equity Incentive Plan. These options have an exercise price of $1.09, the fair market value of the Common Stock on the date of grant, vest in one year, and have a term of ten years.
   In June, 1999, the holder of a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock, exercised its right under the Warrant using the cashless exercise method. As a result, the holder was issued 681,461 shares which the Company repurchased for $750,000. As a result, the Warrant was canceled. The 681,461 shares will be held as Treasury stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALE OF CALTON HOMES, INC.

   On December 31, 1998, the Company completed the sale of Calton Homes, Inc.("Calton Homes"), its primary operating homebuilding subsidiary, to Centex Real Estate Corporation ("Centex" or the "Purchaser"). The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes pursuant to a stock purchase agreement (the "Stock Purchase Agreement") on December 30, 1998. The purchase price for the stock of Calton Homes was $48.1 million, plus certain post closing adjustments which have been resolved pursuant to an agreement in principal with the Purchaser that is subject to the execution of a formal settlement agreement. The gain is subject to a $5.2 million holdback (see Commitments and Contingencies in the footnotes to the Company's financial statements). A pretax gain of $7.6 million was recorded on the sale including the proposed post closing adjustments and a $700,000 reduction to the gain, recorded as a result of the proposed resolution of an indemnification claim made by the Purchaser, to be paid out of the general indemnification escrow funds. Future decreases to the escrows held for indemnifications, if any, will

                            -10-

be recorded as an adjustment to the Income from the sale of Calton Homes. No tax liability is expected to result from the sale. However, a provision in lieu of taxes was recorded for financial reporting purposes in the amount of $3.0 million related to income from the sale. As a result, the net gain recorded was $4.6 million. Cash proceeds upon closing were approximately $41.1 million, net of the $5.2 million holdback and other closing adjustments. These funds have been temporarily invested in highly liquid funds. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1.3 million per year over a three-year period commencing January 1, 1999.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1999 AND 1998
   Revenues for the three and six months ended May 31, 1999 were $828,000 and $1.4 million, respectively. Of these amounts, $325,000 and $542,000 respectively, were attributable to revenues earned pursuant to the consulting agreement with Centex that provides for quarterly payments of $325,000. In addition, revenues were comprised of interest income derived from funds generated by the sale of Calton Homes, Inc. in the amounts of $503,000 and $860,000 for the three and six months ended May 31, 1999.
   General and administrative costs were $353,000 and $663,000 for the three and six months ended May 31, 1999 as compared to $433,000 and $965,000 for the comparable periods of the prior year. The decreases from the prior year are attributable to significant reductions in Corporate fixed costs related to the sale of Calton Homes, including personnel reductions, leasing costs, and other overhead items.
   Net income from continuing operations was $285,000 and $444,000 for the three and six months ended May 31, 1999 as compared to net losses of $251,000 and $552,000 for the three and six months ended May 31, 1998. This increase is primarily attributable to the revenues and source of revenues and the reductions in fixed costs identified above.
   Net losses from discontinued operations were $379,000 and $287,000 for the three and six months ended May 31, 1999, as compared to net income of $657,000 and $421,000 for the three and six months ended May 31, 1998, respectively. The losses for the current periods are attributable to the resolution of certain litigation matters in the second quarter of 1999, which resolutions and related legal fees exceeded management's estimates at November 30, 1998. The Company is required to indemnify Centex with respect to certain other litigation that remained unresolved at May 31, 1999. Although the Company estimates it has adequately reserved for these matters, there is no assurance that the ultimate resolution of each of these matters will not result in additional charges to discontinued operations.
   Income from the sale of Calton Homes was $1.1 million and $7.6 million, pretax, for the three and six months ended May 31,1999, respectively. After recording a provision in lieu of taxes, the net amounts are $668,000 and $4,554,000 for those respective periods. For the three months ended May 31, 1999, the Company recorded approximately $1.8 million related to the anticipated post closing adjustments and reduced the income from the sale by $700,000 as a part of an agreement in principal with the Purchaser that is subject to the execution of a formal settlement agreement.

LIQUIDITY AND CAPITAL RESOURCES
   On December 31, 1998, as a part of the sale of Calton Homes, the outstanding balance of the Company's revolving credit facility with BankBoston in the amount of $19.5 million was repaid by the Purchaser.
   The sale of Calton Homes liquidated a substantial part of the Company's assets and liabilities and generated approximately $41.1 million of cash, which was net of a $5.2 million holdback (see commitments and contingent liabilities) and other closing adjustments. The Company has reached an agreement in principal with the Purchaser that is subject to the execution of a formal settlement agreement, and as a result, anticipates collecting approximately $1.8 million in the third quarter of 1999 for the post closing adjustments. As a part of the proposed post closing agreement, the Company anticipates that it will refund to the Purchaser $700,000 in the third quarter of 1999, payable out of the General Indemnification Funds that were deposited in escrow.
   The Company believes that funds generated by the sale of Calton Homes, income tax payment reductions, derived from NOL utilization and funds provided under the three-year consulting agreement with the Purchaser of Calton Homes, which provides for payments of $1.3 million per year, will provide sufficient capital to support the Company's operations and fund its stock repurchase program. Although the Company is currently analyzing potential business opportunities consistent with its strategic plan, it has not determined the specific application of the proceeds of the sale of Calton Homes. If over the period that commenced on December 30, 1998 and continues over the next 18 months thereafter, the Company has not redeployed a substantial portion of the
                           -11-

sale proceeds of Calton Homes, or developed a plan to redeploy a substantial portion of the proceeds within a reasonable time frame, the Company will be liquidated and proceeds distributed to its shareholders.
   The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rate risk is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues and commercial paper. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk, commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. The Company has temporarily invested approximately $3,100,000 in marketable equity securities. As a result, the Company has exposure to market risks associated with declines in trading prices of these securities. During the three months ended May 31, 1999, the Company recorded an adjustment of $68,000 related to an unrealized loss in the value of the securities.

Cash Flows from Operating Activities
   The proceeds from the sale of Calton Homes are invested in highly liquid funds earning interest at approximately 4.5% per annum that amounted to $746,000 for the six months ended May 31, 1999. Additional cash flows in, are revenues derived from the consulting agreement collectable at the end of each calendar quarter at $325,000 per quarter. Operating activities primarily utilize cash for general and administrative costs.
   Cash flow from discontinued operations for the six months ended May 31, 1999 primarily consisted of litigation costs as a result of the indemnification provisions pursuant to the sale of Calton Homes.

Cash flow from Investing activities
   On December 31, 1998, the Company received cash of $41.1 million from the sale of Calton Homes, which was net of a $5.2 million holdback and other closing adjustments. The Company has reached an agreement in principal with the Purchaser that is subject to the execution of a formal settlement agreement, and as a result, anticipates collecting in the third quarter of 1999, approximately $1.8 million for the post closing adjustments. As a part of the proposed post closing agreement, the Company anticipates that it will refund to the Purchaser $700,000 in the third quarter of 1999, payable out of the general indemnification funds that were deposited in escrow.
   During the second quarter of 1999 the Company purchased marketable equity securities inan aggregate amount of $3.1 million.

Cash Flows from Financing Activities
   For the six months ended May 31, 1999, the Company purchased 5,807,000 shares for an aggregate purchase price of $7.5 million , which is consistent with its repurchase program to repurchase up to 10.0 million shares of its Common Stock.
   Also during this period, certain optionholders exercised their options to purchase 803,000 shares from the 1993 and 1996 Stock Option Plans generating $330,000.

Item 4. Submission of Matters to a Vote of Securityholders

   The Company held its 1999 Annual Meeting of shareholders (the "Meeting") on April 14, 1999. At the Meeting, shareholders of the Company were asked to elect three directors. The results of the voting were as follows:

          Nominee                       For            Withheld
     ----------------------------    ----------        ---------
     Mark N. Fessel
      (for term expiring in 2003)    22,991,923        1,306,090
     Kenneth D. Hill
      (for term expiring in 2002)    22,960,123        1,337,890
     Robert E. Naughton
      (for term expiring in 2001)    22,991,623        1,306,390

     The terms of office of each of Anthony J. Caldarone, J. Ernest Brophy, and Frank Cavell Smith, Jr. continued after the Meeting.

Item 6. Exhibits and reports on Form 8-K.
     A) Exhibits
        27. Financial Data Schedule as of May 31, 1999.

     B) Reports on Form 8-K
        None



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Calton, Inc.
                                       ------------------------
                                       (Registrant)


                                       By: /s/ David J. Coppola
                                           --------------------
                                          David J. Coppola
                                          Vice President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

Date: July 15, 1999