Form 10-Q
period 1999-08-31
CALTON INC
filed 1999-10-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of September 30, 1999, 21,800,000 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES

                                      INDEX



PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------
          Item 1.  Financial Statements (Unaudited)

                   Consolidated Balance Sheets at
                   August 31, 1999 and November 30, 1998..................   3

                   Consolidated Statements of Operations for the
                   Three Months Ended August 31, 1999 and 1998............   4

                   Consolidated Statements of Operations for the
                   Nine Months Ended August 31, 1999 and 1998.............   5

                   Consolidated Statements of Cash Flows for the
                   Nine Months Ended August 31, 1999 and 1998.............   6

                   Consolidated Statement of Changes in Shareholders'
                   Equity and Comprehensive Income for the
                   Nine Months Ended August 31, 1999......................   7

                   Notes to Consolidated Financial Statements............. 8-12

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.......... 12-14

PART II.  OTHER INFORMATION

          Item 6.  Exhibits and reports on Form 8-K.......................  14


SIGNATURES   .............................................................  15


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions and the effect of governmental regulation on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               August 31,     November 30,
                                                                  1999            1998
                                                             -------------    ------------
                                                              (unaudited)
    .......................................................
ASSETS
   Current Assets
      Cash and cash equivalents ...........................   $ 30,516,000    $     85,000
      Receivables .........................................      2,079,000            --
      Prepaid expenses and other assets ...................        322,000       1,041,000
                                                              ------------    ------------
           Total current assets ...........................     32,917,000       1,126,000

   Holdback receivable ....................................      4,441,000            --
   Goodwill, net ..........................................        194,000            --
   Stock warrant ..........................................           --           105,000
   Securities available for sale ..........................      2,889,000            --
   Net assets of discontinued operations ..................           --        38,851,000
                                                              ------------    ------------

      Total assets ........................................   $ 40,441,000    $ 40,082,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable, accrued expenses and other liabilities   $  1,203,000    $  1,861,000
   Net liabilities of discontinued operations .............        764,000            --
                                                              ------------    ------------

   Total liabilities ......................................      1,967,000       1,861,000
                                                              ------------    ------------

Commitments and contingencies

Shareholders' equity
   Common stock ...........................................        282,000         267,000
   Paid in capital ........................................     32,008,000      27,957,000
   Retained earnings ......................................     14,901,000      10,112,000
   Less cost of shares held in treasury ...................     (8,210,000)       (115,000)
   Accumulated other comprehensive loss:
      Unrealized loss in securities available for sale ....       (507,000)           --
                                                              ------------    ------------

      Total shareholders' equity ..........................     38,474,000      38,221,000
                                                              ------------    ------------

      Total liabilities and shareholders' equity ..........   $ 40,441,000    $ 40,082,000
                                                              ============    ============


          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)


                                                             1999            1998
                                                        ------------    ------------
Revenues ............................................   $    867,000    $       --
                                                        ------------    ------------

Costs and expenses
   Cost of revenues .................................         43,000            --
   Selling, general and administrative ..............        527,000         485,000
                                                        ------------    ------------
                                                             570,000         485,000
                                                        ------------    ------------

Income (loss) from operations .......................        297,000        (485,000)

Interest expense, net ...............................           --           124,000
                                                        ------------    ------------

Income (loss) before income taxes ...................        297,000        (609,000)

Provision (benefit) for income taxes ................        119,000        (257,000)
                                                        ------------    ------------

Income (loss) from continuing operations ............        178,000        (352,000)

Income (loss) from discontinued operations, net of a
   provision (benefit) for income taxes of ($63,000)
   in 1999 and $771,000 in 1998 .....................       (100,000)      1,052,000
                                                        ------------    ------------

Net income ..........................................   $     78,000    $    700,000
                                                        ============    ============


Earnings per share
   Basic:
      Income (loss) from continuing operations ......   $        .01    $       (.01)
      Income (loss) from discontinued operations, net           (.01)            .04
                                                        ------------    ------------
      Net income ....................................   $       --      $        .03
                                                        ============    ============

   Diluted:
      Income (loss) from continuing operations ......   $        .01    $       (.01)
      Income (loss) from discontinued operations, net           (.01)            .04
                                                        ------------    ------------
      Net income ....................................   $       --      $        .03
                                                        ============    ============


Weighted average number of shares outstanding
   Basic ............................................     21,795,000      26,732,000
                                                        ============    ============
   Diluted ..........................................     22,711,000      26,732,000
                                                        ============    ============


          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                 1999           1998
                                                                            ------------    ------------

Revenues ................................................................   $  2,269,000    $       --
                                                                            ------------    ------------

Costs and expenses
   Cost of revenues .....................................................         43,000            --
   Selling, general and administrative ..................................      1,190,000       1,450,000
                                                                            ------------    ------------
                                                                               1,233,000       1,450,000
                                                                            ------------    ------------

Income (loss) from operations ...........................................      1,036,000      (1,450,000)

Interest expense, net ...................................................           --           166,000
                                                                            ------------    ------------

Income (loss) before income taxes .......................................      1,036,000      (1,616,000)

Provision (benefit) for income taxes ....................................        414,000        (712,000)
                                                                            ------------    ------------

Income (loss) from continuing operations ................................        622,000        (904,000)

Income from the sale of Calton Homes, Inc.,
   net of a provision in lieu of taxes $3,037,000 .......................      4,554,000            --

Income (loss) from discontinued operations, net of a
   provision (benefit) for income taxes of ($255,000)
   in 1999 and $1,123,000 in 1998 .......................................       (387,000)      1,473,000
                                                                            ------------    ------------

Net income ..............................................................   $  4,789,000    $    569,000
                                                                            ============    ============

Earnings per share
   Basic:
      Income (loss) from continuing operations ..........................   $        .03    $       (.03)

      Income from the sale of Calton Homes, Inc., net ...................            .20            --
      Income (loss) from discontinued operations, net ...................           (.02)            .05
                                                                            ------------    ------------
      Net income.........................................................   $        .21    $        .02
                                                                            ============    ============

   Diluted:
      Income (loss) from continuing operations ..........................   $        .03    $       (.03)
      Income from the sale of Calton Homes, Inc., net ...................            .19            --
      Income (loss) from discontinued operations, net ...................           (.02)            .05
                                                                            ------------    ------------
      Net income.........................................................   $        .20    $        .02
                                                                            ============    ============

Weighted average number of shares outstanding
   Basic ................................................................     23,126,000      26,689,000
                                                                            ============    ============
   Diluted ..............................................................     24,315,000      26,689,000
                                                                            ============    ============


          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                      1999            1998
                                                                 ------------    ------------
Operating Activities
Net income ...................................................   $  4,789,000    $    569,000
Adjustments to reconcile net income to net cash
   used by operating activities
   Income (loss) from discontinued operations ................        387,000      (1,473,000)
   Income from sale of Calton Homes, Inc. ....................     (4,554,000)           --
   Provision (benefit) for income taxes ......................        414,000        (712,000)
   Decrease in holdback receivable ...........................        104,000            --
   Change in net assets/liabilities of discontinued operations       (554,000)      2,258,000
   Depreciation and amortization .............................           --            71,000
   Issuance of stock under 401(k) Plan and other .............           --            81,000
   Decrease in accounts payable, accrued expenses and
       other liabilities .....................................       (658,000)       (529,000)
   Decrease (increase) in prepaid expenses and other assets ..        859,000        (199,000)
                                                                 ------------    ------------
                                                                      787,000          66,000
                                                                 ------------    ------------
Investing Activities
   Net proceeds from sale of Calton Homes, Inc. ..............     41,048,000            --
   Purchase of securities available for sale .................     (3,396,000)           --
   Acquisition of  business ..................................       (250,000)           --
                                                                 ------------    ------------
                                                                   37,402,000            --
                                                                 ------------    ------------

Financing Activities
   Stock repurchase ..........................................     (8,095,000)           --
   Stock options exercised ...................................        337,000            --
                                                                 ------------    ------------
                                                                   (7,758,000)           --
                                                                 ------------    ------------

Net increase in cash and cash equivalents ....................     30,431,000          66,000
Cash and cash equivalents at beginning of period .............         85,000          17,000
                                                                 ------------    ------------

Cash and cash equivalents at end of period ...................   $ 30,516,000    $     83,000
                                                                 ============    ============

Noncash transactions:
   Acquisition of assets .....................................   $     54,000    $       --
                                                                 ============    ============



          See accompanying notes to consolidated financial statements.

                                CALTON, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  AND COMPREHENSIVE INCOME
                              NINE MONTHS ENDED AUGUST 31, 1999
                                   (AMOUNTS IN THOUSANDS)
                                         (UNAUDITED)



                                                                                        Accumu-
                                                                                         lated
                                  Total                                                  other
                                 Share-                                                 Compre-     Compre-
                                 holders     Common    Paid In    Retained   Treasury   hensive     hensive
                                 Equity      Stock     Capital    Earnings    Stock       Loss      Earnings
                              ---------    --------  ---------  ---------  ----------   -------     =======

Balance,
November 30, 1998..........  $   38,221    $    267  $  27,957  $   10,112  $    (115)  $    --     $    --

Net income.................       4,789          --         --       4,789         --        --       4,789

Issuance of stock
under stock option plans...         345           8        337          --         --        --          --

Issuance of stock
under warrant exercise.....          --           7         (7)         --         --        --          --

Acceleration of stock
option vesting.............         525          --        525          --         --        --          --

Provision in lieu of
income taxes...............       3,196          --      3,196          --         --        --          --

Less: purchase of
treasury stock.............      (8,095)         --         --          --     (8,095)       --          --

Comprehensive Loss:
   Unrealized loss in
   securities available
   for sale................        (507)         --         --          --         --      (507)       (507)
                                                                                                    -------

Comprehensive earnings.....          --          --         --          --         --        --     $ 4,282
                              ---------    --------  ---------  ---------  ----------   -------     =======

Balance, August 31, 1999...   $  38,474    $    282  $  32,008  $   14,901  $  (8,210)  $  (507)
                              =========    ========  =========  ==========  =========   =======



          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1998. Operating results for the three and nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended November 30, 1999.

        On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating subsidiary, to Centex Real Estate Corporation ("Centex" or the "Purchaser"). As a result of the sale of Calton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statement presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." Certain reclassifications have been made to prior years' financial statements in order to conform with the 1999 presentation. All significant intercompany accounts and transactions have been eliminated.

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. As of August 31, 1999, a total of 1,942,000 stock options have been granted and are outstanding under the Company's stock option plans. In addition, a warrant to purchase 1,000,000 shares of Common Stock (the "Warrant") was also outstanding until June 1999 when the holder of the Warrant, using the cashless exercise method provided for in the Warrant, exercised the Warrant and was issued 681,461 shares that were purchased by the Company (see note 6) for $750,000. As a result, the Warrant was canceled.

2.  DISCONTINUED OPERATIONS

        On December 31,1998, the Company completed the sale of Calton Homes. The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes pursuant to a stock purchase agreement (the "Stock Purchase Agreement") on December 30, 1998. The purchase price of the sale of Calton Homes was $48,100,000, plus certain post closing adjustments which have been resolved. The Company recorded a pretax gain of $7,591,000 on the sale of Calton Homes including the post closing adjustments. As part of the post closing agreement, the Company refunded to the Purchaser $700,000 in September 1999, paid out of the general indemnification funds that were deposited in escrow upon closing of the sale, as a result of an indemnification claim made pursuant to the Stock Purchase Agreement. This amount has been reflected in the pretax gain from the sale of Calton Homes for financial reporting purposes. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from the sale of Calton Homes. No tax liability is expected to result from the sale. However, a provision in lieu of taxes was recorded in the amount of $3,037,000 related to the transaction.

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

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS ARE AS FOLLOWS
  (AMOUNTS IN THOUSANDS):

                                          August 31,     November 30,
                                             1999             1998
                                          ----------     -----------
                                         (unaudited)
Assets
   Cash and cash equivalents ..........   $   --          $ 11,910
   Receivables and other assets .......        174           9,385
   Inventories ........................       --            61,449
   Commercial land ....................        252             252

Liabilities
   Revolving credit agreement .........       --           (21,000)
   Mortgages payable ..................       --            (1,262)
   Accounts payable and accrued expenses    (1,190)        (21,883)
                                          --------        --------

   Net assets/(liabilities) ...........   $   (764)       $ 38,851
                                          ========        ========


RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS ARE AS FOLLOWS
  (AMOUNTS IN THOUSANDS):


                                                  Nine Months Ended
                                                       August 31,
                                                 --------------------
                                                   1999        1998
                                                 --------    --------

Revenues .....................................   $  6,513    $ 51,764
                                                 --------    --------
   Cost of revenue ...........................      5,710      43,552
   Selling, general and administrative .......      1,445       5,107
                                                 --------    --------
                                                    7,155      48,659
                                                 --------    --------

Income (loss) from operations ................       (642)      3,105

Interest expense, net ........................       --           509
                                                 --------    --------

Income (loss) before income taxes ............       (642)      2,596

Provision (benefit) for income taxes .........       (255)      1,123
                                                 --------    --------

Net income (loss) from discontinued operations   $   (387)   $  1,473
                                                 ========    ========


3.  COMMITMENTS AND CONTINGENT LIABILITIES

        (a) As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the Purchaser that requires the Purchaser to make payments of $1,300,000 per year over a three-year period to the Company.

        (b) The Stock Purchase Agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the Purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the Purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes Subject to claims for indemnification, one-half of the General Indemnification Funds will be disbursed to the Company on December 31, 1999. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The holdback funds are earning interest for the Company at a market rate, approximately 4.8%, however, the earnings are also subject to the indemnity obligations. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $4,000,000 if created before December 31, 1999, $3,000,000 if created between December 31, 1999 and December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

        Based upon an agreement with the Purchaser of Calton Homes, the Company paid in September, 1999 $700,000 of the General Indemnification Funds to the Purchaser of Calton Homes pursuant to a claim for indemnification made pursuant to the Stock Purchase Agreement. This amount will reduce the distribution required to be made to the Company from the General Indemnification Funds on December 31, 1999.

        (c) In July, 1999 the Company acquired iAW, Inc., an Internet business solutions provider. The purchase price for the acquisition was $250,000. The acquired business will be operated though a wholly owned subsidiary which has changed its name to eCalton.com, Inc. ("eCalton"). The Company has agreed to contribute up to $2,000,000 of debt/equity, at such time and incremental amounts as it reasonably determines to provide the funds necessary to implement the eCalton.com, Inc. business plan.

        (d) The Company had a qualified contributory retirement plan (401(k)
    Plan) which covered all eligible full-time employees with a minimum of one year of service. The Company terminated the 401 (k) plan effective December 31, 1998.


4.  ACQUISITION OF BUSINESS

        In July, 1999 the Company acquired iAW, Inc., an Internet business solution provider, that assists companies in defining an effective Internet business strategy and implementing the components of the strategy, including effective website design and E-Commerce applications. The purchase price for the acquisition, which was structured as an asset purchase, was $250,000. The Company has accounted for the transaction under the purchase method, and has recorded Goodwill in the amount of $198,000 which will be amortized over fifteen years. Kenneth D. Hill, who is a Calton director, is the Chief Executive Officer of eCalton and was a principal shareholder of the acquired company. Mr. Hill, along with two other officers of iAW, have entered into employment agreements with the Company.

        The acquired business, an early stage development company, is being operated through a wholly owned subsidiary of Calton, which has changed its name to eCalton.com, Inc.

5.  SEGMENT REPORTING

        Through the acquisition of iAW, Inc., an Internet business solutions provider, in July, 1999, the Company has entered into a new business and related industry. The Company does not have any foreign operations. The accounting policies of the Company are the same for the new business segment as those described in the summary of significant accounting policies disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998, except for the revenue recognition policy of the segment where the percentage of completion method is employed. The following schedule discloses and illustrates eCalton in conjunction with the consolidated Company for the nine months ended August 31, 1999 (dollars in thousands):

                                         Total Segment     Corporate (a)           Total Company
                                         -------------     -------------           -------------

        Total revenues (a):              $          38      $      2,231         $         2,269

        Total cost of revenue (b):       $          43      $          -         $            43

        Total selling, general
          administrative expenses:       $         133      $      1,057         $         1,190

        Income (loss) from operations:   $        (138)     $      1,174         $         1,036

        Provision (benefit) for income
           taxes:                        $         (55)     $        469         $           414

        Income (loss) from continuing
           operations:                   $         (83)     $        705         $           622

        Total assets                     $         384      $     40,057         $        40,441

        ----------
        (a) Total revenues for the segment represent two months revenues since acquisition on July 1, 1999.

        (b) Total cost of revenues represents production costs (including allocated salaries, computer hardware, computer software and video conferencing costs).


6.  SHAREHOLDERS' EQUITY

        In 1998, the Company began a stock repurchase program pursuant to which it is seeking to repurchase up to 10,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions by the end of fiscal 1999. As of August 31, 1999, the Company had purchased 6,489,000 shares (held in Treasury) for an aggregate purchase price of $8,210,000.

        In April 1999, options to acquire 50,000 shares of Common Stock were granted to the non-employee members of the Company's Board of Directors pursuant to the Company's 1996 Equity Incentive Plan. These options have an exercised price of $1.09, the fair market value of the Common Stock on the date of grant, vest in one year, and have a term of ten years.

        In June, 1999, the holder of a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock, exercised its right under the Warrant using the cashless exercise method. As a result, the holder was issued 681,461 shares which the Company repurchased for $750,000. As a result, the Warrant was canceled. The 681,461 shares are held as Treasury stock.

        In July, 1999, the Company entered into employment agreements with three officers of eCalton pursuant to which each have been granted options to acquire 600,000 shares of Calton Common stock, or an aggregate of 1.8 million shares. The non-qualified stock options granted have terms similar to the 1996 Equity Incentive Plan, vest in three annual equal installments beginning July 19, 2000, are subject to certain performance criteria, and have a term of ten years. The exercise price is $1.63 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SALE OF CALTON HOMES, INC.

        On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating homebuilding subsidiary, to Centex Real Estate Corporation ("Centex" or the "Purchaser"). The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes pursuant to a stock purchase agreement (the "Stock Purchase Agreement") on December 30, 1998. The purchase price for the stock of Calton Homes was $48.1 million, plus certain post closing adjustments which have been resolved pursuant to an agreement with the Purchaser. The gain is subject to a $5.2 million holdback (see Commitments and Contingencies in the footnotes to the Company's financial statements). A pretax gain of $7.6 million was recorded on the sale after giving affect to the post closing adjustments and a $700,000 reduction to the gain, recorded as a result of the resolution of an indemnification claim made by the Purchaser, and which was paid out of the general indemnification escrow fund. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from the sale of Calton Homes. No tax liability is expected to result from the sale. However, a provision in lieu of taxes was recorded for financial reporting purposes in the amount of $3.0 million related to income from the sale. As a result, the net gain recorded was $4.6 million. Cash proceeds upon closing were approximately $41.1 million, net of the $5.2 million holdback and other closing adjustments. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1.3 million per year over a three-year period commencing January 1, 1999.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 1999
  AND 1998

        Revenues for the three and nine months ended August 31, 1999 were $867,000 and $2.3 million, respectively. Of these amounts, $325,000 and $867,000 respectively, were attributable to revenues earned pursuant to the consulting agreement with Centex that provides for quarterly payments of $325,000. In addition, revenues were comprised of interest income derived from funds generated by the sale of Calton Homes, Inc. in the amounts of $505,000 and $1.4 million for the three and nine months ended August 31, 1999.

        General and administrative costs were $527,000 and $1.2 million for the three and nine months ended August 31, 1999 as compared to $485,000 and $1.5 million for the comparable periods of the prior year. The reduction during the nine months ended August 31, 1999 is attributable to significant reductions in Corporate fixed costs related to the sale of Calton Homes, including personnel reductions, leasing costs, and other overhead items. However, general and administrative costs increased during the three months ended August 31, 1999 as a result of the operations of eCalton, and these expenses are anticipated to continue to be higher than prior quarters.

        Net income from continuing operations was $178,000 and $622,000 for the three and nine months ended August 31, 1999 as compared to net losses of $352,000 and $904,000 in 1998. The increase is primarily attributable to the revenues and the reductions in fixed costs identified above. The operations of eCalton resulted in a net loss of $83,000 due to the start up nature of this developing business activity.

        Net losses from discontinued operations were $100,000 and $387,000 for the three and nine months ended August 31, 1999, as compared to net income of $1.1 million and $1.5 million during the comparable periods of the prior year. The losses for the current periods are attributable to the resolution of certain litigation matters which exceeded management's estimates at November 30, 1998. The Company is required to indemnify Centex with respect to certain other litigation that remained unresolved at August 31, 1999. Although the Company estimates it has adequately reserved for these matters, there is no assurance that the ultimate resolution of each matter will not result in additional charges to discontinued operations.

        Pre-tax income from the sale of Calton Homes was $7.6 million, and after recording a provision in lieu of taxes, net income was $4.6 million. The Company finalized the post closing adjustments with the Purchaser that were previously reflected in the second quarter results.

LIQUIDITY AND CAPITAL RESOURCES

        On December 31, 1998, as a part of the sale of Calton Homes, the outstanding balance of the Company's revolving credit facility with BankBoston in the amount of $19.5 million was repaid by the Purchaser.

        The sale of Calton Homes liquidated a substantial part of the Company's assets and liabilities and generated approximately $41.1 million of cash, which was net of a $5.2 million holdback (see commitments and contingent liabilities) and other closing adjustments. The Company finalized an agreement with the Purchaser in September, 1999, and as a result collected approximately $1.8 million for the post closing adjustments. As part of the agreement, the Company refunded to the Purchaser $700,000 in the fourth quarter of 1999, which was paid out of the General Indemnification Funds that were deposited in escrow.

        In July, 1999 the Company acquired iAW, Inc., an Internet business solutions provider. The purchase price for the acquisition was $250,000. The acquired business will be operated through a wholly owned subsidiary which has changed its name to eCalton.com, Inc. The Company has agreed to contribute up to $2,000,000 of debt/equity, at such time and in such incremental amounts as it reasonably determines to provide the funds necessary to implement the eCalton.com, Inc. business plan.

        The Company believes that funds generated by the sale of Calton Homes, income tax payment reductions, derived from NOL utilization and funds provided under the three-year consulting agreement with the Purchaser of Calton Homes, which provides for payments of $1.3 million per year, will provide sufficient capital to support the Company's operations and fund its stock repurchase program. Although the Company is currently analyzing potential business opportunities consistent with its strategic plan, it has not determined the specific application of the proceeds of the sale of Calton Homes, other than the acquisition of eCalton. If over the period that commenced on December 30, 1999 and continues over the next 18 months thereafter, the Company has not redeployed a substantial portion of the sale proceeds of Calton Homes, or developed a plan to redeploy a substantial portion of the proceeds within a reasonable time frame, the Company will be liquidated and proceeds distributed to its shareholders.

        The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rate risk is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues and commercial paper currently yielding approximately 5.1%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. The Company has invested approximately $3,396,000 in marketable equity securities. As a result, the Company has exposure to market risks associated with declines in trading prices of these securities. As of August 31, 1999, the Company recorded an adjustment of $507,000 related to an unrealized loss in value of the securities.


CASH FLOWS FROM OPERATING ACTIVITIES

        The proceeds from the sale of Calton Homes are primarily invested in highly liquid funds earning interest at approximately 5.1% per annum that amounted to $1.4 million for the nine months ended August 31, 1999. Additional cash flows from operating activities include revenues derived from the consulting agreement collectable at the end of each calendar quarter at $325,000 per quarter. Operating activities primarily utilize cash for general and administrative costs.

        Cash flow from discontinued operations for the nine months ended August 31, 1999 primarily consisted of litigation costs as a result of the indemnification provisions pursuant to the sale of Calton Homes. Additionally, the Company collected $442,000 on a mortgage receivable during the third quarter.


CASH FLOWS FROM INVESTING ACTIVITIES

        On December 31, 1998, the Company received cash of $41.1 million from the sale of Calton Homes, which was net of a $5.2 million holdback and other closing adjustments. The Company reached an agreement with the Purchaser and as a result collected $1.8 million in September 1999 for the post closing adjustments. As a part of the post closing agreement, the Company refunded to the Purchaser $700,000 in September 1999, paid out of the general indemnification funds that were deposited in escrow.

        During the second and third quarters of 1999 the Company purchased marketable equity securities in an aggregate amount of $3.4 million.


CASH FLOWS FROM FINANCING ACTIVITIES

        For the nine months ended August 31, 1999, the Company purchased 6,347,000 shares for an aggregate purchase price of $8.1 million, which is consistent with its repurchase program to repurchase up to 10.0 million shares of its Common Stock. In June 1999, the holder of a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock, exercised its right under the Warrant using the cashless exercise method. As a result, the holder was issued 681,000 shares which the Company repurchased for $750,000 and is included in the aggregate nine month numbers above. As a result, the Warrant was canceled.

        Also during this period, certain optionholders exercised their options to purchase 821,000 shares from the 1993 and 1996 Stock Option Plans generating $337,000.

                          Part II - Other Information
                          ---------------------------

Item 6.  Exhibits and reports on form 8-K.
         A)  Exhibits
         27. Financial Data Schedule as of August 31, 1999

        B)   Reports on Form 8-K
        On July 19, 1999 the Company reported that it had acquired iAW, Inc., an Internet business solution provider. The purchase price for the acquisition, which was structured as an asset purchase was $250,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Calton, Inc.
                          -----------------------------------
                          (Registrant)




                   By:    /s/ DAVID J. COPPOLA
                          -----------------------------------
                          David J. Coppola
                          Vice President and Treasurer
                          (Principal Financial and Accounting Officer)




Date: October 15, 1999