Form 10-K
period 1999-11-30
CALTON INC
filed 2000-02-29
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The fiscal year ended November 30, 1999
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)

                NEW JERSEY                                           22-2433361
      (State or other jurisdiction of                 (I.R.S. Employer Identification Number)
       incorporation or organization

            125 HALF MILE ROAD                                       07701-6749
           RED BANK, NEW JERSEY                                      (Zip Code)
(Addresses of principal executive offices)

                         Registrant's telephone number,
                       including area code: (732) 212-1280

           Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each exchange
           Title of Class                                        on which registered
           --------------                                       ---------------------
            Common Stock                                       American Stock Exchange
      $.01 par value per share

              Rights                                           American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 24, 2000 was $82,226,000.

As of February 24, 2000, 21,617,000 shares of Common Stock were outstanding.

The Company's Proxy Statement for the annual meeting of shareholders is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
Disclosure Concerning Forward-Looking Statements
--------------------------------------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-K, including in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, matters related to national and local economic conditions, the effect of governmental regulation on the Company, the competitive environment in which the Company operates, potential adverse affects of acquisitions, the ability of the Company to identify suitable acquisition candidates, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

        (A)  GENERAL DEVELOPMENT OF BUSINESS

             GENERAL

                  Calton, Inc. (the "Company" or "Calton") sold its principal operating subsidiary, Calton Homes, Inc. ("Calton Homes"), on December 31, 1998. See "Sale of Calton Homes." Since the completion of the sale, the Company has been primarily engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential business and acquisition opportunities. In addition, in July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider in its early stages of development. In January 2000, the Company acquired a controlling interest in PrivilegeONE Networks, Inc. ("PrivilegeONE"), a newly formed company engaged in the development of a co-branded loyalty credit card program.

                  Calton was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes. Calton maintains it corporate offices at 125 Half Mile Road, Suite 206, Red Bank, New Jersey 07701 and its telephone number is
             (732) 212-1280. As used herein, the term "Company" refers to Calton, Inc. and its subsidiaries, unless the context indicates otherwise.


             SALE OF CALTON HOMES

                  On December 31, 1998 (the "Closing Date"), Calton completed the sale of Calton Homes, its wholly owned homebuilding subsidiary, to Centex Real Estate Corporation ("CREC" or the "purchaser"), the homebuilding subsidiary of Centex Corporation (NYSE:CTX), one of the nation's largest homebuilders (the "Sale Transaction"). The purchase price for the stock of Calton Homes, which was paid in cash at closing, was $48.1 million, subject to a $5.2 million holdback, and certain post closing adjustments. The Company recorded a pre-tax gain of approximately $7.6 million and a net gain of approximately $4.4 million after recording a non-cash provision in lieu of taxes of $3.2 million as a result of the Sale Transaction in the first quarter of fiscal 1999. Calton has entered into an agreement to provide consulting services to CREC which will entitle the Company to payments of $1.3 million per year over the three year period ending December 31, 2001.

             STRATEGIC PLAN

                  At the time of the Sale Transaction, the Company announced that the Sale Transaction was part of a strategic plan designed to enhance shareholder value. Pursuant to its strategic plan, the Company commenced a stock repurchase program and announced its intention to (i) shift the Company's primary business focus from homebuilding to providing various services to participants both within and outside the homebuilding industry, including consulting services, equity and debt financing and financial advisory services and (ii) seek to invest in, acquire or combine with one or more operating businesses within or outside the homebuilding industry.

                  Pursuant to its stock repurchase program, the Company has, since October 31, 1998, acquired approximately 6,900,000 shares of Common Stock at an average price of $1.26 per share. The timing and number of additional shares purchased pursuant to the stock repurchase program will depend on a variety of factors, including the market price of the Common Stock. Management has currently suspended the acquisition of additional shares of Common Stock pursuant to the stock repurchase program because recent market prices of the Common Stock have exceeded book value.

                  In 1999, the Company acquired the assets of iAW, Inc. and in
             January 2000, acquired a 50.4% interest in PrivilegeONE pursuant to its strategic plan. The Company continues to analyze potential acquisitions and other business opportunities. Pending further implementation of the Company's strategic plan, the Company's cash will be temporarily invested as management of the Company deems prudent, which may include, but will not be limited to, mutual funds, money market accounts, stocks, bonds or United States government or municipal securities; provided, however, that the Company will attempt to invest the net proceeds and conduct its activities in a manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940, as amended, or a personal holding company for federal income tax purposes. See "Certain Risks."

                  If by June 30, 2000, the Company has not redeployed a
             substantial portion of the proceeds of the Sale Transaction, or developed a plan to redeploy a substantial portion of such proceeds within in a reasonable time frame, the Company, subject to shareholder approval, will be liquidated and dissolved. Management currently expects to deploy or have a plan to deploy a substantial portion of the proceeds by June 30, 2000.

             CERTAIN RISKS

             Risks Associated with Potential Business Combinations.
                  The Company is seeking to enhance shareholder value by
             investing in, acquiring or combining with one or more operating businesses either within or outside of the homebuilding industry. Management of the Company will endeavor to evaluate the risks inherent in any particular target business; however, there can be no assurance that the Company will properly ascertain all such risks. In many cases, shareholder approval will not be required to effect such a business combination. The fair market value of the target business will be determined by the Board of Directors of the Company. Therefore, the Board of Directors has significant discretion in determining whether a target business is suitable for a proposed business combination. The success of the Company will depend on the Company's ability to attract and retain qualified personnel as well as the abilities of key management of the acquired companies. As a result, no assurance can be given that the Company will be successful in implementing its strategic plan or that the Company will be able to generate profits from such activities.

             Continued Listing on AMEX.
                  The Company's Common Stock is currently listed for trading on the American Stock Exchange ("AMEX"). Under AMEX's suspension and delisting policies, AMEX will normally consider suspending dealings in, or removing from listing securities of a company, if the company has sold or otherwise disposed of its principal operating assets, has ceased to be an operating company or has discontinued a substantial portion of its operations or business for any reason. AMEX has indicated that the Common Stock may become subject to delisting if the Company is not engaged in active business operations within a reasonable period of time after the closing of the Sale Transaction. Although the Company is engaged in active business as a result of its consulting agreement with CREC and its acquisitions of iAW and PrivilegeONE, no assurance can be given that AMEX will not commence proceedings to delist the Common Stock. If the Common Stock is delisted, it would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

             Investment Company Act Considerations.
                  The Investment Company Act of 1940, as amended ("1940 Act"), requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily in the business of investing, reinvesting, or trading in securities, or that fail certain statistical tests regarding the composition of assets and source of income, and are not primarily engaged in a business other than investing, holding, owning or trading securities. The Company intends to conduct its activities in a manner which will not subject the Company to regulation under the 1940 Act; however, there can be no assurance that the Company will not be deemed to be an investment company under the 1940 Act. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed to be within is regulatory scope, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on the Company.

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

             Indemnity Obligations
                  The stock purchase agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale including the cost of warranty work on homes delivered if such costs exceed $600,000. On the Closing Date of the Sale Transaction, the Company deposited an aggregate of approximately $5.2 million in escrow, $3 million of which provides security for the Company's indemnity obligations (the "General Indemnification Funds") and approximately $2.2 million of which were deposited to fund costs associated with certain specified litigation (the "Specific Indemnification Funds"), involving Calton Homes. During 1999, the Company refunded to the purchaser $700,000, paid out of the General Indemnification Funds as a part of a settlement agreement and related post closing adjustments; also the Company collected $592,000 from the Specific Indemnification Funds as a result of a certain litigation settlements and legal fee reimbursements. In January, 2000 the Company collected approximately $1.0 million from the General Indemnification Funds. As of February 1, 2000 there was approximately $1.5 million in the General Indemnification Funds and $1.5 million in the Specific

             Indemnification Funds. In January, 2000 the purchaser asserted an indemnification claim against the General Indemnification Funds in the amount of $253,000. However the Company believes it has meritorious defenses against this claim. It is uncertain as to whether this claim will enter into arbitration proceedings. Under certain circumstances, the Company may be required to deposit additional funds into escrow. In addition, the Company's indemnity obligations are not limited to the amount deposited in escrow. No assurance can be given that the purchaser of Calton Homes will not make additional claims for indemnity or that a significant portion of the escrowed funds will not be utilized to resolve litigation. See "Legal Proceedings."


         (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

                  The information required by this item is presented in Note 3 of the 1999 Financial Statements located on page F-9 of this report.

         (C) DESCRIPTION OF BUSINESS

             GENERAL

                  With the sale of Calton Homes, the Company discontinued its homebuilding operations. Since the completion of the Sale Transaction, the Company has been primarily engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential acquisitions and other business opportunities. In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. In January 2000, the Company acquired a 50.4% interest in PrivilegeONE.

             ECALTON.COM

                  In July 1999, the Company acquired iAW, Inc. an Internet
             business solutions provider. The Company conducts the acquired business though a wholly owned subsidiary that has changed its name to eCalton.com, Inc. ("eCalton"). The purchase price for the acquisition, which was structured as an asset purchase, was $250,000. eCalton provides Internet strategy consulting and comprehensive Internet-based solutions. By combining extensive business and Internet knowledge with creativity, eCalton provides its customers with the resources and tools to optimize, monitor, and measure the effectiveness of each component of their e-business. eCalton provides Internet-based solutions to small, medium, and large companies.

             Sales and Marketing.
                  eCalton's national marketing office is headquartered in Vero
             Beach, Florida. The company markets its products and services through telemarketing, face to face interviews with client executives, and through the eCalton web site.

                  In order to completely understand the needs of its clients,
             eCalton uses a three-step process that allows eCalton to evaluate the client's Internet practices, and transform the client's Internet business presence into one that provides a competitive business advantage, referred to as an Internet Best Practices
             Audit:

                  Step one is a visit to the client facility for a series of interviews with senior executives responsible for setting corporate strategy. This interview allows eCalton to gain a basic understanding of the clients overall e-business strategy, competitive situation, immediate and long-term goals.

                  Step two is to conduct a complete assessment of the client's current Internet presence and to formulate an e-business strategic plan to satisfy all of the client's needs. eCalton evaluates the effectiveness of the web site, and compares and contrasts the site to industry best practices, including measuring the "visibility" of the Website with the most effective Internet search tools available.

                  The third step is for eCalton to present the results to its client and direct the implementation of the solution. The Internet Best Practices Audit includes a written report with assessments and recommendations.

                  In most cases, once the solution has been implemented, eCalton continues to partner with its clients to ensure that the solution continues to meet the clients' changing e-business requirements and to allow for potential future revenue opportunities for eCalton.

                  In addition to marketing its services to its client, eCalton's marketing efforts are also dedicated to creating brand name awareness and enhancing its reputation as a complete Internet-based solutions provider.

             Competition.
                  The market for Internet professional services is relatively new, intensely competitive, rapidly evolving and subject to rapid technological change. While relatively new, the market is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by eCalton. The Company expects competition not only to persist, but to increase. Increased competition may result in price reductions, reduced margins and loss of market share. eCalton's competitors and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with their clients, and significantly greater financial, technical, marketing and public relations resources than eCalton. As a result, eCalton's competitors may be better positioned to react in the ever-changing market place. eCalton expects competition to persist and intensify in the future.

             PRIVILEGEONE

             General.
                  In January 2000, the Company acquired a 50.4% collective
             direct and indirect (through ownership in a parent company) interest in PrivilegeONE Networks, Inc. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry.

                  In order to execute the PrivilegeONE business plan,
             PrivilegeONE management is currently pursuing arrangements with financial institutions to issue and process credit cards marketed by PrivilegeONE. Until such an arrangement is secured, PrivilegeONE will be unable to execute its business plan.

                  The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 of cash and a five-year warrant to acquire 1,200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until the later of the time that the note is repaid or January 2004. The Company has entered into shareholder agreements with the other shareholders of PrivilegeONE and its parent company which obliges each of the shareholders to offer his or its shares in PrivilegeONE or its parent to the other shareholders in the event that the shareholder wishes to transfer his or its shares. The shareholder agreements also grant the Company the preemptive right to acquire a proportionate share of any additional securities issued by PrivilegeONE or its parent and provide that certain corporate actions may not be taken without the Company's approval.

             Sales and Marketing.
                  PrivilegeONE intends to market its program directly through a national sales force. PrivilegeONE is seeking to develop a number of customer acquisition and loyalty strategies centered around the acceptance and use of its cards, including reward and other programs designed to promote card use. PrivilegeONE also intends to develop an Internet site through which it will seek to develop strong relationships with and provide services to customers.

             Competition.
                  The credit card industry is characterized by intense
             competition. PrivilegeONE will compete with numerous co-branded credit card programs, including reward based programs. Many of these programs are sponsored by entities with greater resources and name recognition than PrivilegeONE. As a result PrivilegeONE's competitors may be better positioned to react in a changing market place.

             CONSULTING SERVICES

                  The Consulting Agreement requires the Company to provide
             certain consulting services to CREC, including information, advice and recommendations with respect to the homebuilding market in New Jersey and Pennsylvania. The Company has agreed that it will not provide similar services to others in New Jersey or Pennsylvania during the term of the Consulting Agreement and for a four year period after the expiration of the three year term of the Consulting Agreement.

                  The Consulting Agreement requires Anthony J. Caldarone, the
             Company's Chairman, President and Chief Executive Officer to participate in the performance of the consulting services to CREC and for so long as he remains employed by or associated with the Company.

                  In consideration for the services provided by the Company
             under the Consulting Agreement, CREC is required to pay the Company a consulting fee of $1.3 million per year, payable in equal quarterly installments during the three year term of the agreement. Other than the Consulting Agreement, the Company has not entered into any arrangements to provide consulting, investment or advisory services to any third parties.

             EMPLOYEES

                  As of February 25, 2000, the Company employed eight full time personnel, and one part time employee; the Company's subsidiary, eCalton.com, Inc., employed 24 full time personnel and two part time employees; PrivilegeONE employed 9 full time personnel.

                  The Company believes that its employee relations are
             satisfactory.

ITEM 2. COMPANY FACILITIES

                  The Company currently leases approximately 2,100 square feet of office space located in Red Bank, New Jersey, for approximately $4,700.00 per month. The term of this lease is on a month-to-month basis. The Company also leases approximately 1,790 square feet of temporary office space on a month-to-month basis in Vero Beach, Florida, for approximate $2,200.00 per month, until its permanent space is available at the end of May 2000. The permanent space at the same location will consist of approximately 3,815 square feet, at a monthly rate of approximately $5,722.00, for a term of 5 years.

                  The Company's subsidiary, eCalton, currently leases
             approximately 4,000 square feet of office space, for approximately $4,700 per month. The term of this lease is on a month-to-month basis. PrivilegeONE currently leases 2,000 square feet of office space in Rhode Island at a cost of $900.00 per month on a month to month basis.

                  Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS

                  The stock purchase agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5.2 million of the closing proceeds were deposited into escrow. Of this amount, $3 million (the "General Indemnification Funds") were deposited to provide security for the Company's indemnity obligations and approximately $2.2 million (the "Specific Indemnification Funds") were deposited to fund costs associated with certain specified litigation involving Calton Homes. During 1999, the Company refunded $700,000 to the purchaser, out of the General Indemnification Funds as a part of a settlement agreement and related post closing adjustments. The Company collected $592,000 from the Specific Indemnification Funds in 1999 as a result of a certain litigation settlements and legal fee reimbursements. In January 2000, approximately $1.0 million was released to the Company from the General Indemnification Funds pursuant to the terms of its agreement with the purchaser. As of February 1, 2000 there was approximately $1.5 million in the General Indemnification Funds and $1.5 million in the Specific Indemnification Funds. In January 2000, the purchaser asserted a $253,000 claim for indemnification related to certain alleged misrepresentations and liabilities allegedly arising out of the events occurring prior to the sale of Calton Homes. The Company and the purchaser are attempting to resolve this claim and it is uncertain as to whether this claim will enter into arbitration proceedings. However, the Company believes it has meritorious defenses against this claim. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus, $3 million if created between December 31, 1999 and December 31, 2000 and $2 million if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the Liquidating Trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

                  Although the Company believes it has adequately reserved for the resolution of all of the litigation associated with the indemnity obligations, there is no assurance that the ultimate resolution of the pending litigation will not result in additional charges to discontinued operations or the Company will collect all of the remaining holdback escrow.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                  The executive officers of the Company as of February 24, 2000 are listed below and brief summaries of their business experience and certain other information with respect to them is set forth in the following table and in the information which follows the table:

               Name                                      Age         Position
               ----                                      ---         --------
               Anthony J. Caldarone                       62         Chairman, President and Chief Executive Officer

               Maria F. Caldarone                         36         Vice President of Corporate Development

               David J. Coppola                           40         Vice President and Treasurer

               Kelly S. McMakin                           38         Senior Vice President of Accounting

                  Mr. Caldarone was reappointed as Chairman, President and Chief
             Executive Officer of Calton in November 1995, having previously serviced in such capacities from the inception of the Company in 1981 through May 1993. From June 1993 through October 1995, Mr. Caldarone served as a Director of the Company.

                  Maria Caldarone served as the Director of Business Development from January 1999 until she was appointed as a Vice President of the company in February 2000. From 1995 through January 1999 Ms. Caldarone was a non-practicing attorney. Prior to 1995 Ms. Caldarone was employed by Trafalgar Homes, from December 1993 to November 1994 where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone.

                  Mr. Coppola was appointed Treasurer of the Company in January
             1999. He served as the Company's Controller from 1992 until 1999 and was appointed as a Vice President of the Company in 1993. Mr. Coppola is a Certified Public Accountant.

                  Mr. McMakin was appointed Senior Vice President of the company in January 2000. From 1993 through January 2000, Mr. McMakin served as Controller and Treasurer of Florafax International, Inc., a publicly traded floral wire service and credit card processor headquartered in Vero Beach, Florida. Mr. McMakin is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                  Calton, Inc. common stock is traded on the American Stock
             Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 1999 and 1998.


                        FISCAL 1999                    High          Low
                                                     -------       -------
                        1st  Quarter..............   $ 1-1/2       $   1
                        2nd Quarter...............     1-3/8           1
                        3rd  Quarter..............    1-9/16        1-5/16
                        4th  Quarter..............     1-7/8        1-3/16


                        FISCAL 1998                     High        Low
                                                     --------     -------
                        1st  Quarter..............   $  5/8       $  7/16
                        2nd Quarter...............      7/8           5/8
                        3rd  Quarter..............      3/4          9/16
                        4th  Quarter..............     1-1/8          3/4


                  At February 15, 2000, there were approximately 577 record
             holders of the Company's common stock. On that date, the last sale price for the common stock as reported by AMEX was $4.94. The Company did not pay any dividends on its Common Stock during fiscal 1999.

                  In July 1999, the Company issued options to acquire 600,000 shares of Common Stock at an exercise price of $1.63 per share to Kenneth D. Hill, Matthew Smith and Robert Hill pursuant to employment agreements between such individuals and eCalton that were executed in connection with the acquisition of the assets of iAW, Inc. Each of such options has a 10 year term and is exercisable in three equal annual installments commencing on the anniversary date of the date of grant. The grant of the options was made in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

                  In January 2000, the Company issued a warrant to acquire
             1,200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share to Taytrowe Van Fecthmann World Companies, Inc., the parent company of PrivilegeONE, in connection with the acquisition of the Company's interest in PrivilegeONE. The warrant, which has a term of five years, is not exercisable unless PrivilegeONE surpasses certain specified earnings targets. The warrant was issued in reliance upon the exemption provided by
             Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

                  The following table sets forth historical selected financial information of the Company as of the dates and for the periods indicated. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto include elsewhere in this report.


(in thousands, except per share amounts)                                                Years Ended November 30,
                                                             --------------------------------------------------------------------

                                                                 1999          1998          1997          1996           1995
                                                             -----------   -----------   -----------   -----------    -----------
SELECTED OPERATING DATA
Revenues................................................     $     3,196   $         -   $         -   $     1,292    $     9,090
Net income (loss) from continuing operations............             661        (1,960)       (1,901)       (1,736)        (1,660)
Net income (loss) from discontinued operations(1).......            (240)        6,315         1,646         2,189         (1,478)
Net income from sale of operating businesses............           4,418             -           369             -              -
Extraordinary gain, net of income taxes.................               -             -         1,263             -              -
Net income (loss).......................................           4,839         4,355         1,377           453         (3,138)

Basic earnings (loss) per share:
Net income (loss) from continuing operations............             .03          (.07)         (.07)         (.06)          (.06)
Net income (loss) from discontinued operations(1).......            (.01)          .23           .06           .08           (.06)
Net income from sale of operating businesses............             .19             -           .01             -              -
Extraordinary gain, net of income taxes.................               -             -           .05             -              -
Net income (loss).......................................             .21           .16           .05           .02           (.12)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations............             .03          (.07)         (.07)         (.06)          (.06)
Net income (loss) from discontinued operations(1).......            (.01)          .23           .06           .08           (.06)
Net income from sale of operating businesses............             .18             -           .01             -              -
Extraordinary gain, net of income taxes.................               -             -           .05             -              -
Net income (loss).......................................             .20           .16           .05           .02           (.12)


                                                                                                At November 30,
                                                             --------------------------------------------------------------------
                                                                 1999          1998          1997          1996           1995
                                                             -----------   -----------   -----------   -----------    -----------
SELECTED BALANCE SHEET DATA
Total assets............................................     $    40,441   $    40,082   $    35,142   $    70,895    $    77,183
Total debt(2)...........................................               -             -             -        39,500         45,000
Shareholders' equity....................................          38,654        38,221        32,850        28,086         27,013

     (1) As a result of the sale of Calton Homes, Inc. that occurred on December 31, 1998, the financial statements presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." The Company recognized a gain of $4,418,000 which is net of a provision in lieu of taxes of $3,173,000 on the sale.

     (2) Debt is included as part of discontinued operations subsequent to June 1997 since Calton Homes, Inc. became the primary obligor and borrower of a revolving credit agreement entered into at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF   SALE OF CALTON HOMES, INC.
OPERATIONS
                  On December 31, 1998, the Company completed the sale of Calton
             Homes, Inc., its primary operating homebuilding subsidiary to Centex Real Estate Corporation ("Centex" or the "purchaser"). The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes on December 30, 1998. The purchase price for the stock of Calton Homes was $48.1 million, which resulted in a pretax gain of approximately $7.6 million and was subject to a $5.2 million holdback (see Commitments and Contingencies). Cash proceeds from the sale through November 30, 1999 were approximately $43.4 million, net of the remaining holdback of $4.0 million and including other closing adjustments. No tax liability is expected to result from the sale. However, a provision in lieu of taxes was recorded for financial reporting purposes in the amount of $3.2 million related to the sale. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1.3 million per year over a three-year period.

                  The sale of Calton Homes was completed as part of the
             Company's overall strategy to enhance shareholder value. Since the completion of the sale, the Company has been primarily engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential business and acquisition opportunities. In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider in its early stages of development that assists companies in defining an effective Internet business strategy and implementing the components of that strategy. The Company conducts this business through its wholly owned subsidiary, eCalton. In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% interest in PrivilegeONE, a newly formed company engaged in the development of a co-branded loyalty credit card program. The Company continues to actively analyze other opportunities to deploy the funds generated by the sale of Calton Homes.

                  As part of the Company's strategic plan to enhance shareholder value, the Company implemented a significant stock repurchase program, pursuant to which it announced its intention to repurchase up to 10 million shares of common stock in open market repurchases and privately-negotiated transactions. Approximately 6.9 million shares of Common Stock have been repurchased by the Company since October 31, 1998 at an average price of $1.26 per share.

                  The following discussion included in the Results of Operations are based on the continuing operations of Calton, Inc. The financial statements present the Company's homebuilding business as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business."

             RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 1999
             AND 1998

                  Income from continuing operations before taxes was $1.1
             million for the year ended November 30, 1999 compared to a loss of $2.0 million for the year ended November 30, 1998. Revenues of $3.2 million during fiscal 1999 were primarily derived from the consulting agreement with the purchaser of Calton Homes and interest earned on cash derived from the sale. Also included in revenues for 1999 was $157,000 for eCalton. There were no comparable revenues for fiscal 1998.

                  Selling, general and administrative expenses included in
             continuing operations were $2.0 million during both fiscal 1999 and 1998. General and administrative expenses have decreased approximately $500,000 at the corporate level. The decrease is attributable to a significant reduction in corporate fixed costs related to the sale of Calton Homes, including personnel reductions, leasing costs and other overhead items. However, the reductions were offset with the expenditures of eCalton as part of the strategy to ramp up its operations during 1999 and 2000.

                  As a result of the circumstances described above, the Company recognized Income from continuing operations, net of taxes of $661,000 for fiscal 1999 as compared to a loss of $2.0 for fiscal 1998. Included in the 1999 results is a pretax loss of $427,000 from eCalton, $256,000 net of taxes.

                  Loss from discontinued operations was $613,000, $240,000 net of a $373,000 tax benefit for the year ended November 30, 1999. The loss includes approximately $1.0 million related to legal costs and the resolution of certain litigation matters in excess of amounts previously reserved by management related to the Company's former homebuilding business. As a condition to the sale of Calton Homes, the Company is required to indemnify the purchaser for certain specified litigation pending against Calton Homes. There is no assurance that the ultimate resolution of the pending litigation will not result in additional charges. Partially offsetting the loss is pre-tax income of $429,000 from one month of operations of Calton Homes and a commercial land sale. In addition, included in the tax provision for discontinued operations is a tax benefit related to the reduction of a state tax reserve in the amount of $550,000 due to the resolution of certain state tax issues.

                  Income from discontinued operations for the year ended
             November 30, 1998 was $6.3 million, net of a tax provision of $2.4 million. The results primarily include the operations of Calton Homes.

                  Taxes for the year ended November 30, 1999 reflect a provision for income taxes of $3.2 million resulting in an effective rate of thirty-nine and one- half percent (39.5%). The increase in the effective tax rate from thirty-four percent (34%) for the year ended November 30, 1998 was primarily due to the future tax benefits recognized in 1998 which were significantly higher than those recognized in 1999, coupled with a significantly larger amount of 1999 expenses for which the Company will not receive any tax benefit. In 1998 a provision for income taxes of $2.2 million was recorded. The net operating loss carryforwards and certain other deferred tax assets are subject to utilization limitations as a result of the changes in the control of the Company that occurred in 1993 and 1995. The Company's ability to use the net operating loss ("NOL") to offset future income is $1.1 million per year for 14 years. This amount has been reduced from 1998 by $500,000 per year as a result of the sale of Calton Homes (see note 5).

                  The effective rate from continuing operations for the years ended November 30, 1999 and 1998 is based upon a provision of $453,000 and a benefit of $125,000, respectively. The effective rate for 1998 is influenced by the tax expense associated with intercompany charges from continuing operations to discontinued operations.

                  As of November 30, 1999 the Company recorded a $518,000
             unrealized loss on marketable equity securities in comprehensive income.

            RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                  For the year ended November 30, 1998 the Company reported a net loss of $2.0 million from continuing operations as compared to $1.9 million for the year ended November 30, 1997. As previously stated, the Company's primary business was homebuilding and with the sale of Calton Homes, Inc., those financial results are treated as discontinued operations. Without revenues in both 1998 and 1997, the loss was primarily attributable to general and administrative costs of $2.0 million and $2.4 million for the years ended November 30, 1998 and 1997, respectively. General and administrative costs were substantially comprised of salaries, benefits, insurance , rent, and professional services.

                  Other income for 1997 is comprised of $571,000 of interest income received related to a tax refund which was recorded as an increase to paid in capital since the refund related to events occurring prior to the Company's 1993 restructuring and $525,000 representing the final payments received on a note previously reserved.

                  The effective tax rate for continuing operations for the years ended November 30, 1998 and 1997 is based upon a benefit of $125,000 and a provision of $560,000, respectively. The effective rate for both years is influenced by the tax expense associated with intercompany charges from continuing operations to discontinued operations. The effective rate from continuing operations for 1997 was influenced by the tax expense associated with other income.

                  Taxes for the year ended November 30, 1998 reflect a provision for income taxes of $2.2 million resulting in an effective rate of thirty-four percent (34%). The reduction in the effective tax rate from sixty-five
                                       13
             percent (65%) for the year ended November 30, 1997 was primarily due to realization of future tax benefits of approximately $603,000, which increased the total tax benefit to $705,000, of which $649,000 relates to the sale of Calton Homes. In 1997 a provision for income taxes of $209,000 was recorded.

                  Income from discontinued operations was $6.3 million for the year ended November 30, 1998 as compared to $1.6 million for the prior year. The Company's former homebuilding operations benefited from improved economic conditions in New Jersey. Revenues and gross profit for fiscal 1998 were $105.3 million and $19.4 million as compared to $126.6 million and $16.2 million, respectively for fiscal 1997.

                  The Company's objectives during 1998 and 1997 were to reduce debt and related interest costs, and to increase shareholders' equity. The Company's weighted average debt outstanding under its revolving credit facility amounted to $25.0 million for the year ended November 30, 1998 compared to $40.2 million for the year ended November 30, 1997. The decrease is attributable to the improved operating and financial performance of Calton Homes, and the sale of the Florida division's assets of approximately $16.7 million in November 1997, a substantial portion of which was utilized to reduce the amount outstanding under the Company's credit facility.

                  In June 1997, the Company entered into a new, secured
             revolving credit facility with BankBoston, N.A. Proceeds from the new facility were used to retire the prior revolving credit facility of $42.0 million which was paid off for $39.4 million. Based on the accounting principals in effect at the time of the extinguishment of debt, the Company recorded an extraordinary gain of approximately $1.3 million, after deducting an $842,000 provision in lieu of income taxes. Included in the gain was the write off of deferred costs and out-of-pocket costs of approximately $550,000.

LIQUIDITY         On December 31, 1998 the sale of Calton Homes liquidated a
AND          substantial part of the Company and resulted in the payoff, by the
CAPITAL      purchaser, of the Company's revolving credit facility with
RESOURCES    BankBoston which had an outstanding balance of $19.5 million. The sale generated approximately $43.4 million of cash including the receipt of an additional $1.8 million related to the post closing adjustments that were finalized in September 1999. In addition, a $5.2 million holdback was established at closing as part of the sale as a condition to indemnify the purchaser against existing litigation and other warranties. As part of a post-closing settlement agreement, $700,000 was refunded to the purchaser in the fourth quarter of 1999, which was paid out of the General
             Indemnification Funds. The Company collected $592,000 out of the
             Specific Indemnification Funds during 1999 as a result of certain litigation settlements, and legal fee reimbursements (see Note 6).

                  At November 30, 1999 there was $2.4 million in the General
             Indemnification Funds and $1.6 million in the Specific Indemnification Funds. During the first quarter of 2000, $1.0 million was collected out of the General Indemnification Funds and indemnity claims totaling approximately $253,000 have been made by the purchaser. The Company and the purchaser are attempting to resolve these claims and it is uncertain as to whether these claims will proceed to arbitration in accordance with the terms of the indemnification agreement. However, the Company believes it has meritorious defenses against this claim. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. Future decreases to the escrows held for indemnifications, if any will be recorded as an adjustment to the Income from sale of Calton Homes.

                  As of November 30, 1999 the Company had $33.8 million of
             highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues and commercial paper yielding approximately 5.0%. Also at November 30, 1999 the Company had invested approximately $1.9 million in marketable equity securities with an unrealized loss of $518,000.

                  In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. The purchase price for the acquisition was $250,000. The Company conducts the acquired business through its wholly owned subsidiary, eCalton.

                  In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 1,200,000 shares of Common Stock at an exercise price of $2.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earning targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004.

                  The Company believes that current cash on hand, additional funds generated by the sale of Calton Homes as a result of the collection of the holdback receivable, income tax payment reductions derived from NOL utilization, and funds provided under the three-year consulting agreement with the purchaser of Calton Homes which provides for payments of $1.3 million per year, will provide sufficient capital to support the Company's operations. As of November 30, 1999 the Company had repurchased an aggregate of
             6.9 million shares for $8.7 million, an average price of $1.26 per share. Management has suspended the acquisition of additional shares subsequent to year end since the market value of the Company's common stock has been trading in excess of book value. Although the Company is currently analyzing potential business opportunities consistent with its strategic plan; it has not determined the specific application for the remaining proceeds of the sale of Calton Homes. If over the period that commenced on December 30, 1998 and continues for 18 months thereafter, the Company has not redeployed a substantial portion of the sale proceeds of Calton Homes, or developed a plan to redeploy a substantial portion of the proceeds within a reasonable timeframe, the Company, subject to shareholder approval, will be liquidated and proceeds distributed to its shareholders. However, the Company continues to actively analyze other opportunities to redeploy the funds.

             CASH FLOWS FROM OPERATING ACTIVITIES

                  Cash flow from operating activities generated approximately
             $1.0 million during 1999 that includes $1.7 million of interest earned on highly liquid money market funds, and approximately $1.0 million from the consulting agreement with the purchaser of Calton Homes. Partially offsetting the increases are cash utilized for general and administrative costs and the funding of eCalton's operations as it proceeds in the initial stages of business.

                  Cash flow from discontinued operations during fiscal 1999
             primarily consisted of the payment of legal settlements and litigation costs related to the indemnification obligations arising from the sale of Calton Homes in the amount of $1.5 million. Offsetting the uses of cash are the collection of a mortgage payable in the amount of $442,000 and the sale of a commercial land parcel of $240,000, among other items.

             CASH FLOWS FROM INVESTING ACTIVITIES

                  The Company generated approximately $43.4 million of cash in fiscal 1999 from the sale of Calton Homes including the receipt of an additional $1.8 million as part of the post-closing settlement. As a part of the post-closing agreement, the Company refunded to the purchaser $700,000 in September 1999, paid out of the General Indemnification Funds that were deposited in escrow and classified as Holdback receivable. In addition, the Company collected $592,000 of the holdback established to secure the Company's indemnity obligations to the purchaser.

                  In July 1999, the Company acquired the assets of iAW, Inc., an
             Internet business solutions provider. The purchase price for the acquisition was $250,000.

                  The Company purchased marketable equity securities for an
             aggregate amount of $4.0 million in fiscal 1999, of which $1.9 million was outstanding as of November 30, 1999. These securities were subsequently sold during the first quarter of 2000 resulting in the receipt of $1.3 million.

                  The Company loaned $250,000 to an entity in exchange for a convertible note with a warrant attached. The note has been subsequently converted to 142,851 common shares of CorVu Corporation (symbol-"CRVU") under the terms of the loan when the borrower became a publicly held company through a reverse merger. As consideration for making the loan, the Company obtained a warrant that permits the purchase of 253,125 shares at a per share price of $.01 per share. The fair value of the warrant is $16,000 based upon the allocation of the relative fair values of the convertible note and warrant at the time of issuance. The market price for CorVu common stock was $6.25 per share as of February 9, 2000; however, both the stock and the stock under the warrants are unregistered securities and therefore are not freely tradable. In addition, the Company loaned $103,000 to PrivilegeONE pursuant to the acquisition that occurred in January 2000 (see Note 9, Subsequent Events).

             CASH FLOWS FROM FINANCING ACTIVITIES

                  For the year ended November 30, 1999 the Company repurchased
             6.9 million shares of its Common Stock on the open market and in privately negotiated transactions for an aggregate price of $8.6 million, an average of $1.26 per share. These repurchases were consistent with the Company's repurchase program to repurchase up to 10.0 million shares of its Common Stock. The stock repurchase program has been temporarily suspended as a result of increases in the trading price during the first quarter of 2000 as compared to the book value per share. In June 1999, the holder of a warrant (the "Warrant") to purchase 1,000,000 shares of Calton Common Stock exercised its right under the Warrant using the cashless exercise method. As a result, the holder was issued 681,000 shares which the Company repurchased for $750,000 that is included in the aggregate numbers above. As a result, the Warrant was cancelled.

             YEAR 2000

                  The Company implemented a plan to address the Company's
             exposure to the Year 2000 issues and has not experienced any material adverse consequences as a result of the impact of Year 2000 issues on its computer based systems and applications, or the computer based systems of its vendors. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer systems that have time sensitive software may recognize the date "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations. Pursuant to its plan, the Company has completed the process of upgrading its personal computers and the conversion of its information technology system to a new system that is Year 2000 compliant. The Company does not believe that it faces any significant risk relating to non-information technology systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rate is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues and commercial paper currently yielding approximately 5.0%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. As of November 30, 1999 the Company had approximately $1,857,000 in marketable equity securities. As a result, the Company had exposure to market risks associated with declines in trading prices of these securities. As of November 30, 1999, the Company recorded a $518,000 unrealized loss on the securities in comprehensive income. These securities were subsequently sold at a $508,000 loss in the first quarter of fiscal 2000 that will impact earnings for the quarter ending February 29, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required by item 10 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

                  The information required by Item 11 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by Item 12 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by Item 13 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                        Page
                                                                                                        ----
       (a)     1. and 2.        Financial statements and financial statement schedules                  F-1
                                Reference is made to the Index of Financial Statements and
                                Financial Statements Schedules hereinafter contained

               3.               Exhibits                                                                E-1
                                Reference is made to the Index of Exhibits hereinafter
                                contained


       (b)                      Reports on Form 8-K
                                No reports on Form 8-K were filed during the quarter ended
                                November 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underwriter, thereunto duly authorized.

                                                CALTON, INC.
                                                --------------------------------
                                                (Registrant)

Dated:  February 29, 2000                   By: /s/ David J. Coppola
                                                --------------------------------
                                                David J. Coppola, Vice President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underwriter, thereunto duly authorized.

           Signature                                 Title                            Date
           ---------                                 -----                            ----
/s/ Anthony J. Caldarone                 Chairman, Chief Executive              February 29, 2000
---------------------------              Officer and President
Anthony J. Caldarone                     (Principal Executive Officer)

/s/ David J. Coppola                     Vice President                         February 29, 2000
---------------------------              (Principal Financial &
David J. Coppola                         Accounting Officer)


/s/ Anthony J. Caldarone                 Director                               February 29, 2000
---------------------------
Anthony J. Caldarone

/s/ J. Ernest Brophy                     Director                               February 29, 2000
---------------------------
J. Ernest Brophy

/s/ Mark N. Fessel                       Director                               February 29, 2000
---------------------------
Mark N. Fessel

/s/ Kenneth D. Hill                      Director                               February 29, 2000
---------------------------
Kenneth D. Hill

/s/ Robert E. Naughton                   Director                               February 29, 2000
---------------------------
Robert E. Naughton

/s/ Frank Cavell Smith, Jr.              Director                               February 29, 2000
---------------------------
Frank Cavell Smith, Jr.

                          CALTON, INC. AND SUBSIDIARIES
                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                                          Page
                                                                                                          ----
Report of Independent Accountants                                                                         F-2

Consolidated Balance Sheets as of November 30, 1999 and 1998                                              F-3

Consolidated Statements of Operations for the Years Ended November 30, 1999, 1998 and 1997                F-4

Consolidated Statements of Cash Flows for the Years Ended November 30, 1999, 1998 and 1997                F-5

Consolidated Statements of Shareholders' Equity for the Years Ended November 30, 1999, 1998 and           F-6
1997

Notes to Consolidated Financial Statements                                                                F-7

Consent of Independent Accountants                                                                        F-18

Schedules

II-Valuation and Qualifying Accounts                                                                      F-19

-------------------------------

** Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the financial statements or the note thereto.

REPORT OF INDEPENDENT ACCOUNTANTS
Board of Directors and Shareholders of Calton, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of Calton, Inc. and its subsidiaries at November 30, 1999 and November 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers, LLP

Florham Park, New Jersey
January 12, 2000, except for the information presenting in Note 9, which is as of February 18, 2000

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 1999 AND 1998

                                                                                              1999           1998
                                                                                          ------------   ------------
 ASSETS
    Current Assets
       Cash and cash equivalents......................................................    $ 33,786,000   $     85,000
       Securities available for sale..................................................       1,339,000              -
       Holdback receivable............................................................       1,205,000              -
       Receivables....................................................................         337,000         61,000
       Prepaid expenses and other assets .............................................         202,000        939,000
                                                                                          ------------   ------------
           Total current assets.......................................................      36,869,000      1,085,000

       Holdback receivable............................................................       2,842,000              -
       Notes receivable..............................................................          338,000              -
       Goodwill, net..................................................................         233,000              -
       Fixed assets, net..............................................................         143,000         31,000
       Warrant........................................................................          16,000              -
       Net assets of discontinued operations..........................................               -     38,851,000
                                                                                          ------------   ------------

           Total assets ..............................................................    $ 40,441,000   $ 39,967,000
                                                                                          ============   ============


 LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable, accrued expenses and other liabilities..........................    $  1,350,000   $  1,746,000
    Net liabilities of discontinued operations .......................................         437,000              -
                                                                                          ------------   ------------

           Total liabilities .........................................................       1,787,000      1,746,000
                                                                                          ------------   ------------

 Commitments and contingent liabilities


 SHAREHOLDERS' EQUITY
      Common stock, $.01 par value, 53,700,000 shares authorized; issued and
          outstanding 21,473,000 in 1999 and 26,635,000 in 1998 ......................         283,000        267,000
      Paid in capital ................................................................      32,636,000     27,957,000
      Retained earnings...............................................................      14,951,000     10,112,000
      Less cost of shares held in treasury............................................      (8,698,000)      (115,000)
      Accumulated other comprehensive loss:
           Unrealized loss in securities available for sale...........................        (518,000)             -
                                                                                          ------------   ------------

           Total shareholders' equity ................................................      38,654,000     38,221,000
                                                                                          ------------   ------------

           Total liabilities and shareholders' equity ................................    $ 40,441,000   $ 39,967,000
                                                                                          ============   ============


          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended November 30,
                                                                          -----------------------------------------
                                                                              1999          1998           1997
                                                                          ------------  ------------   ------------
Revenues ............................................................     $  3,196,000  $          -   $          -
                                                                          ------------  ------------   ------------

Costs and expenses
         Cost of revenues............................................          116,000             -              -
         Selling, general and administrative.........................        1,966,000     2,029,000      2,396,000
                                                                          ------------  ------------   ------------
                                                                             2,082,000     2,029,000      2,396,000
                                                                          ------------  ------------   ------------
Income (loss) from operations........................................        1,114,000    (2,029,000)    (2,396,000)

Other charges (credits)
        Interest expense, net........................................                -        56,000         41,000
        Other income.................................................                -             -     (1,096,000)
                                                                          ------------  ------------   ------------
Income (loss) from continuing operations before income taxes,
          discontinued operations and extraordinary gain.............        1,114,000    (2,085,000)    (1,341,000)
Provision (benefit) for income taxes.................................          453,000      (125,000)       560,000
                                                                          ------------  ------------   ------------
Income (loss) from continuing operations.............................          661,000    (1,960,000)    (1,901,000)
Income (loss) from discontinued operations, net of a provision
        (benefit) for incomes taxes of ($373,000), $2,363,000
        and ($597,000) respectively..................................        (240,000)     6,315,000      1,646,000
Income from sale of Calton Homes, Inc. in 1999 and Florida
        sale transaction in 1997, net of a provision in lieu of
        income taxes of $3,173,000 and $246,000, respectively........        4,418,000             -        369,000
Extraordinary gain from extinguishment of debt, net of an
        $842,000 provision in lieu of income taxes...................                -             -      1,263,000
                                                                          ------------  ------------   ------------
Net income...........................................................     $  4,839,000  $  4,355,000   $  1,377,000
                                                                          ============  ============   ============

Earnings per share
    Basic:
        Income (loss) from continuing operations.....................     $        .03  $       (.07)  $       (.07)
        Income (loss) from discontinued operations, net..............            (.01)           .23            .06
        Income from sale of operating businesses, net................              .19             -            .01
        Extraordinary gain, net......................................                -             -            .05
                                                                          ------------  ------------   ------------
        Net income...................................................     $        .21  $        .16   $        .05
                                                                          ============  ============   ============

    Diluted:
        Income (loss) from continuing operations.....................     $        .03  $       (.07)  $       (.07)
        Income (loss) from discontinued operations, net..............            (.01)           .23            .06
        Income from sale of operating businesses, net................              .18             -            .01
        Extraordinary gain, net......................................                -             -            .05
                                                                          ------------  ------------   ------------
        Net income...................................................     $        .20  $        .16   $        .05
                                                                          ============  ============   ============

Weighted average number of shares outstanding
        Basic........................................................       22,769,000    26,685,000     26,567,000
                                                                          ============  ============   ============
        Diluted......................................................       23,992,000    26,685,000     26,567,000
                                                                          ============  ============   ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                 Years Ended November 30,
                                                                        --------------------------------------------
                                                                            1999            1998           1997
                                                                        ------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................................      $  4,839,000    $  4,355,000   $   1,377,000
   Adjustments to reconcile net income to net cash
       used by operating activities
             Income from the sale of Calton Homes, Inc............        (4,418,000)              -               -
             Income (loss) from discontinued operations...........           240,000      (6,315,000)     (2,015,000)
             Extraordinary gain from extinguishment of debt, net..                 -               -      (1,263,000)
             Provision for income taxes...........................           422,000               -               -
             Depreciation and amortization........................            17,000         164,000         173,000
             Amortization of debt financing fees..................                 -               -         103,000
             Change in net assets/liabilities of discontinued
                  operations......................................          (657,000)      3,232,000      32,694,000
             Increase in receivables..............................          (276,000)              -               -
             Tax refund...........................................                 -               -       1,871,000
             Decrease (increase) in prepaid expenses
                  and other assets................................           737,000        (895,000)        697,000
             Increase (decrease) in accounts payable, accrued
                  expenses and other liabilities..................            77,000        (431,000)     (1,042,000)
             Issuance of stock under 401(k) Plan and other........                 -          91,000          41,000
                                                                        ------------    ------------   -------------
                                                                             981,000         201,000      32,636,000
                                                                        ------------    ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net proceeds from sale of Calton Homes, Inc....................        43,440,000               -               -
   Purchase of securities available for sale......................        (3,984,000)              -               -
   Sale of securities available for sale..........................         2,127,000               -               -
   Increase in notes receivable...................................          (338,000)              -               -
   Acquisition of business........................................          (250,000)              -               -
   Increase in property and equipment.............................           (58,000)        (18,000)        (16,000)
   Purchase of warrant............................................           (16,000)               -               -
                                                                        ------------    -------------  --------------
                                                                          40,921,000         (18,000)        (16,000)
                                                                        ------------    ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Stock repurchase...............................................        (8,583,000)       (115,000)              -
   Stock options exercised........................................           382,000               -               -
   Retirement of revolving credit agreement.......................                 -               -     (39,350,000)
   Proceeds under revolving credit agreement......................                 -               -       2,500,000
                                                                        ------------    ------------   -------------
                                                                          (8,201,000)       (115,000)    (36,850,000)
                                                                        ------------    ------------   -------------

Net increase (decrease) in cash and cash equivalents..............        33,701,000          68,000      (4,230,000)
Cash and cash equivalents at beginning of year....................            85,000          17,000       4,247,000
                                                                        ------------    ------------   -------------
Cash and cash equivalents at end of year..........................      $ 33,786,000    $     85,000   $      17,000
                                                                        ============    ============   =============

Noncash transactions:
   Holdback receivable............................................      $  4,047,000    $           -  $           -
   Acquisition of assets..........................................      $     54,000    $           -  $           -

          See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands)

                                      Total                                                            Accumulated
                                   Shareholders'                                                           Other        Compre-
                                      Equity          Common     Paid In      Retained     Treasury       Compre-       hensive
                                     Capital          Stock      Capital     Earnings       Stock     hensive Loss     Earnings
                                 --------------    -----------  -----------  -----------   ----------   -------------   -----------
Balance,
November  30, 1996............   $       28,086   $       265  $    23,441  $     4,380   $        -   $           -   $         -
Net income....................            1,377             -            -        1,377            -               -             -
Issuance of stock under
     401(k) Plan..............               31             1           30            -            -               -             -
Provision in lieu of
      income taxes............            1,265             -        1,265            -            -               -             -
Tax refund....................            1,871             -        1,871            -            -               -             -
Issuance of stock
     warrants.................              210             -          210            -            -               -             -
Shares issued under
     stock option plan
     and other................               10             -           10            -            -               -             -
                                 --------------   -----------  -----------  -----------   ----------   -------------   -----------
Balance,
November 30, 1997.............           32,850           266       26,827        5,757            -               -             -
Net income....................            4,355             -            -        4,355            -               -             -
Issuance of stock under
     401(k) Plan .............               71             1           70            -            -               -             -
Provision in lieu of
     income taxes.............            1,040             -        1,040            -            -               -             -
Shares issued under
     stock options plan
     and other................               20             -           20            -            -               -             -
                                 --------------   -----------  -----------  -----------   ----------   -------------   -----------
     Subtotal.................           38,336           267       27,957       10,112            -               -             -
Less: Purchase of
     treasury stock...........             (115)            -            -            -         (115)              -             -
                                 --------------   -----------  -----------  -----------   ----------   -------------   -----------
Balance,
November 30, 1998.............           38,221           267       27,957       10,112         (115)              -             -
Net income....................            4,839             -            -        4,839            -               -         4,839
Issuance of stock under
      stock option plans......              382             9          373            -            -               -             -
Issuance of stock under
      warrant exercise........                -             7          (7)            -            -               -             -
Modification of stock                                                                                              -             -
     option terms.............              525             -          525            -            -               -             -
Provision in lieu of
     income taxes.............            3,788             -        3,788            -            -               -             -
Less: purchase of
     treasury stock...........           (8,583)            -            -            -       (8,583)              -             -
Comprehensive Loss:
     unrealized loss in
     securities available
     for sale.................             (518)            -            -            -            -            (518)         (518)
                                                                                                                       -----------
Comprehensive
     earnings.................                -             -            -            -            -               -   $     4,321
                                 --------------   -----------  -----------  -----------   ----------    ------------   ===========
Balance,
November 30, 1999.............   $       38,654   $       283  $    32,636  $    14,951   $   (8,698)   $       (518)
                                 ==============   ===========  ===========  ===========   ==========    ============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF     PRINCIPLES OF CONSOLIDATION
   SIGNIFICANT
   ACCOUNTING       The consolidated financial statements include the accounts
   POLICIES of Calton, Inc. and all of its wholly-owned and majority owned subsidiaries (the "Company"). On December 31, 1998, the Company completed the sale of Calton Homes to Centex Real Estate Corporation ("Centex" or the "purchaser"), and on November 30, 1997, the Company sold the Orlando, Florida homebuilding assets (see Note 7).

                    As a result of the sale of Calton Homes and the Florida
               homebuilding assets, the financial statements treat the Company's former homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

                    Certain reclassifications have been made to prior years'
               financial statements in order to conform with the 1999 presentation. All significant intercompany accounts and transactions have been eliminated.

               ACQUISITION AND NEW BUSINESS SEGMENT

                    In July 1999 the Company acquired the assets of iAW, Inc., an Internet business solutions provider. The acquired business is operated through a wholly owned subsidiary named eCalton.com, Inc. ("eCalton"). As a result of this acquisition, the Company has recorded Goodwill in the amount of $237,000 that will be amortized over a ten-year period.

               REVENUE RECOGNITION

                    Revenues of eCalton are derived from fixed fee arrangements and are recognized under the percentage of completion method of accounting based on the ratio of costs incurred compared to estimated costs. Provision for estimated losses on uncompleted contracts are made in circumstances in which such losses are probable.

               CASH AND CASH EQUIVALENTS

                    Cash equivalents consist of short-term, highly liquid
               investments, with original maturities of three months or less, that are readily convertible into cash.

               FIXED ASSETS

                    Fixed assets primarily comprise of computer equipment and
               office furniture. Computer equipment is being depreciated over a useful life of three to four years and office furniture is being depreciated over five years. Accumulated depreciation as of November 30, 1999 is $12,000.

               INCOME TAXES

                    Income taxes are determined in accordance with Statement of
               Financial Accounting Standards No. 109 (see Note 5).

               PREPAID EXPENSES AND OTHER ASSETS

                    Prepaid expenses consist primarily of prepaid insurance that will be amortized over the contract period.

               RISKS AND UNCERTAINTIES

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               PER SHARE COMPUTATIONS

                    Statements of Financial Accounting Standards No. 128,
               "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. The weighted average number of common stock outstanding for 1999, 1998 and 1997 used for the basic calculation is 22,769,000, 26,685,000 and 26,567,000 respectively. The diluted weighted average number of shares of common stock for the same periods is 23,992,000, 26,685,000 and 26,567,000 respectively.

                    As of November 30, 1999, there were 21,473,000 shares
               outstanding and a total of 3,661,000 stock options granted and outstanding under the Company's incentive stock option plans. There were 1,800,000 stock options that were not included in the calculation of diluted earnings per share in 1999 as these options were antidilutive. In addition, a warrant to purchase 1,000,000 shares of common stock was outstanding until June 1999 (see Note 4). The effect of stock options and the warrant were not included in the calculation of diluted earning per share in 1998 and 1997 as these options and warrants were antidilutive due to the loss from continuing operations during these periods.

               STOCK-BASED COMPENSATION

                    Statement of Financial Accounting Standards No. 123,
               "Accounting for Stock-Based Compensation" ("FAS 123"), establishes a fair value based method of accounting for stock-based compensation plans, including stock options. FAS 123 allows the Company to continue accounting for stock options plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires it to provide pro forma net income and earnings per share information "as if" the new fair value approach had been adopted. Because the Company continued to account for its stock option plans under APB 25, there was no impact on the Company's consolidated financial statements resulting from implementation of FAS 123 (see Note 4).


2. NOTES
   RECEIVABLE  NOTES RECEIVABLE CONSIST OF THE FOLLOWING:

                                                                      November 30,
                                                                ------------------------
                                                                   1999          1998
                                                                ---------    -----------
               CorVu note receivable (a)................        $ 234,000    $         -
               PrivilegeONE note receivable (b).........          104,000              -
                                                                ---------    -----------
                                                                $ 338,000    $         -
                                                                =========    -----------

                    (a) In November 1999, the Company made a $250,000 unsecured bridge loan to CorVu Corporation ("CorVu") pursuant to a note which provided that all principal and accrued interest would become due upon the earlier of (i) 120 days or (ii) the closing of a reverse merger transaction with Minnesota American, Inc. Upon the occurrence of the reverse merger in January 2000, the bridge loan was converted to 143,000 common shares in the surviving corporation.

                    As consideration for making the bridge loan, the Company was issued a five year warrant to purchase 253,000 shares of common stock in CorVu at a per share price of $.01 per share. The fair value of the notes and warrant were determined and allocated to each instrument based on their relative fair value.

                    At the time of the reverse merger, Minnesota American
               changed its name to CorVu and is traded under the symbol ("CRVU".) The trading price for CorVu common stock was $6.25 per share as of February 9, 2000; however, both the common shares and the shares under the warrant are unregistered securities and therefore are not freely tradable (see Note 9).

                    (b) November 1999, the Company loaned an aggregate of
               $104,000 to PrivilegeONE to fund its initial operations pursuant to a note providing for interest at a rate of ten percent per annum and a maturity date of February 19, 2000. During the first quarter of fiscal 2000, the Company acquired a 50.4% direct and indirect ownership interest in PrivilegeONE. Concurrently, the note was converted to a new note bearing interest at 10% per annum, with a maturity date of January, 2004 (see Note 9).

3. SEGMENT          Through the acquisition of substantially all the assets of
   REPORTING   iAW, Inc., an Internet business solutions provider, in July 1999, the Company has entered into a new business and related industry.
               The acquired business is operated through a wholly owned subsidiary, eCalton. Revenues of eCalton will be recognized under the percentage of completion method of accounting. The Company does not have any foreign operations. The following schedule illustrates eCalton relative to the consolidated Company for the year ended November 30, 1999 (dollars in thousands):

                                                                                           CORPORATE
                                                                        INTERNET              AND
                                                                        BUSINESS          CONSULTING         TOTAL
                                                                        SOLUTIONS          SERVICES         COMPANY
                                                                       -----------       -----------      ----------
                       Total revenues (a) .........................    $       157       $     3,039      $    3,196
                       Total cost of revenue (b) ..................            116                 -             116
                       Total selling, general and administrative
                             expenses .............................            468             1,498          1,966
                       Income (loss) from operations ..............           (427)            1,541          1,114
                       Provision (benefit) for income taxes........           (171)              624             453
                       Income (loss) from continuing
                             operations............................           (256)              917             661
                       Total assets ...............................    $       464       $    39,977      $   40,441


                       (a) Total revenues for Internet Business Solutions
                           represents five months of revenues since acquisition on July 1, 1999.

                       (b) Total cost of revenues represents production costs
                          (including allocated salaries, computer hardware, computer software and video conferencing costs).


4. SHAREHOLDERS'    The Company's Certificate of Incorporation provides for
   EQUITY 53,700,000 authorized shares of Common Stock (par value $.01 per share), 2,600,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 10,000,000 shares of Class A Preferred Stock (par value $.10 per share), one million shares of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

                    The Company commenced a significant stock repurchase program pursuant to which it announced its intention to repurchase up to 10,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions during fiscal 1999 and 1998. As of November 30, 1999, there were 6,900,000 shares held in Treasury in the amount of $8,698,000. The Company has suspended the acquisition of additional shares subsequent to year end since the market value of the Company's Common Stock has been in excess of book value.

                    In May 1993, the Company adopted the Calton, Inc. 1993
               Non-Qualified Stock Option Plan (the "1993 Plan") under which a total of 1,493,000 shares of Common Stock were reserved for issuance. Under the terms of the 1993 Plan, options may be granted at an exercise price designated by the Board of Directors. In January 1999, the Company's Board of Directors approved the grant to the Company's Chairman and President of options to acquire an aggregate of 600,000 shares of Common Stock under the 1993 Plan. The options granted under the 1993 Plan vest in equal installments over a three-year period. The exercise price of options granted range from $.31 to $1.22 per share. Options granted under the 1993 Plan have a maximum term of ten years, with a weighted average contractual life of 6.5 years in 1999 and 2.3 years in 1998. In the fourth quarter of 1998, 685,000 options were repurchased from a former employee for $171,000 or $.25 per option.

                    In April 1996, the Company's shareholders approved the
               Company's 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 2,000,000 shares of Common Stock were reserved for issuance. Under the terms of the 1996 Plan, options may be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant (110% of such fair market value in the case of an incentive stock option granted to a 10% shareholder). In January 1999, the Board approved the grant to other employees of options to acquire an aggregate of 35,000 shares of Common Stock under the 1996 Plan. The options granted under the 1996 Plan vest in equal installments over a five-year period. The exercise prices of outstanding options range from $.34 to $1.22 per share with vesting ranging from one to five years. The exercise period in up to ten years, with a weighted average contractual life of 4.7 years in 1999 and 4.1 years in 1998.

                    In connection with the sale of Calton Homes, Inc. the
               Company made certain adjustments to the terms of options to acquire Calton Common Stock previously granted and outstanding as of December 31, 1998 under the 1993 Plan and the 1996 Plan. Effective January 1, 1999, all options that were previously granted and outstanding became exercisable, regardless of whether the right to exercise the option had previously vested; employees of Calton Homes, Inc. have until December 31, 2000 to exercise any options; and options of employees of Calton, Inc. will expire in accordance with their original terms. The effect of the amendments to the stock option plans of approximately $525,000 is considered to be severance costs and was therefore recorded as an expense and included in the gain on the sale transaction in the first quarter of 1999.

               STOCK OPTION TRANSACTIONS UNDER THE 1996 PLAN AND 1993 PLAN ARE SUMMARIZED AS FOLLOWS
               (SHARES IN THOUSANDS):

                                                                                                   1996      1993
                                                                                                   Plan      Plan
                                                                                                   -----     -----
                      Options outstanding, November 30, 1997...................................    1,095     1,360
                      Granted..................................................................      327         -
                      Forfeited or repurchased.................................................      (36)     (685)
                      Exercised................................................................       (4)        -
                                                                                                   -----     -----
                      Options outstanding, November 30, 1998...................................    1,382       675
                      Granted..................................................................       85       600
                      Exercised................................................................     (521)     (360)
                                                                                                   -----     -----
                      Options outstanding, November 30, 1999...................................      946       915
                                                                                                   -----     -----

                    In July 1999, the Company entered into employment agreements with three officers of eCalton pursuant to which each have been granted options to acquire 600,000 shares of Calton Common Stock, or an aggregate of 1.8 million shares. The non-qualified stock options granted have terms similar to the 1996 Equity Incentive Plan, vest in three equal annual installments beginning July 19, 2000, and have a term of ten years. The exercise price is $1.63 per share.

                    The Company accounts for stock option plans under APB 25.
               Accordingly, no compensation expense has been recognized for its stock-based compensation plans except as discussed above and in
               Note 7. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methods prescribed under FAS 123, the Company's net income would have been reduced by approximately $551,000 and $141,000 for years ended November 30, 1999 and 1998, respectively. On a pro forma basis, earnings per share would have been reduced by $.02 and $.00 per share for 1999 and 1998, respectively. The estimated weighted average fair value of the options granted in each of the two fiscal years ended November 30, 1999 and 1998 is $1.21 and $.31, using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of .8 and .7, risk-free interest rate of 4.56% and 5.49%, assumed forfeiture rate as they occur and an expected life of 3 years and
               4.7 years at November 30, 1999 and 1998, respectively.

                    In June 1999, the holder of a warrant (the "Warrant") to
               purchase 1,000,000 shares of Calton Common Stock, exercised the Warrant using the cashless exercise method. As a result, the holder was issued 681,461 shares which the Company repurchased for $750,000 and the Warrant was canceled. The 681,461 shares are held as Treasury stock.

                    In January 2000, the Company's Board of Directors approved a grant to the Company's Chairman and President of options to acquire 200,000 shares of Common Stock under the 1996 Plan. These options have an exercise price of $2.78 per share, a term of five years and vest in five equal annual installments. In addition, in January 2000, the Board approved the grant to other employees of options to acquire an aggregate of 215,000 shares under the 1993 Plan and 136,000 shares under the 1996 Plan. Each of these options has an exercise price of $2.53 per share. Options granted under the 1993 Plan vest in equal annual installments over a three year period. The options granted under the 1996 Plan vest in equal installments over a five year period.

                    In February 1999, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. Under the Rights Plan, each Right represents the right to purchase from the Company one one-hundredth (1/100th) of a share of Class A Preferred Stock Series One (the "Preferred Stock") at a price of $5.50 per one one-hundredth (1/100th) of a share. Each one one-hundredth (1/100th) of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's Common Stock. The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of Common Stock for each Right (other than Rights held by such person or group). The Right Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock, unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be redeemed by the Company at a price of $.01 per Right.


5. INCOME      THE COMPONENTS OF THE PROVISION/(BENEFIT) FOR INCOME TAXES ARE AS
               FOLLOWS:
              (AMOUNTS IN THOUSANDS)

                                                                                          Years Ended November 30,
                                                                                      -------------------------------
                                                                                        1999        1998        1997
                                                                                      --------    --------     ------
                           Federal
                                Current...........................................    $     15    $  1,785     $  455
                                Deferred..........................................         (28)       (603)      (102)
                                Provision in lieu of income taxes.................       2,928         527        257
                           State
                                Current...........................................          28          16         57
                                Provision/(benefit) in lieu of income taxes.......         310         513       (458)
                                                                                      --------    --------     ------
                                                                                         3,253       2,238        209
                           Less: Discontinued operations (provision)/benefit......         373      (2,363)       351
                                      Provision in lieu of taxes on the sale of
                                           Calton Homes...........................      (3,173)           -         -
                                                                                      --------    --------     ------
                                      Continuing operations.......................    $    453    $   (125)    $  560
                                                                                      ========    ========     ======

              THE FOLLOWING SCHEDULE RECONCILES THE FEDERAL PROVISION (BENEFIT) FOR INCOME TAXES COMPUTED AT THE STATUTORY RATE TO THE ACTUAL PROVISION FOR INCOME TAXES
              (AMOUNTS IN THOUSANDS):

                                                                                          Years Ended November 30,
                                                                                      -------------------------------
                                                                                        1999        1998        1997
                                                                                      --------    --------     ------
                         Computed provision for income taxes at 34%..........         $  2,758    $  2,242     $  110
                         Expenses for which deferred tax benefit
                              cannot be currently recognized.................                -           -        501
                         Expenses for which deferred tax benefit is
                              currently recognized...........................              (37)       (399)         -
                         State and local tax provision.......................              594         529        222
                         State tax reserves..................................             (550)          -       (624)
                         Expenses for which no tax benefit is available......              488           -          -
                         Other...............................................                -        (134)         -
                                                                                      --------    --------     ------
                         Total provision for income taxes....................            3,253       2,238        209
                         Less: Discontinued operations
                                        (provision)/benefit..................              373      (2,363)       351
                                   Provision in lieu of taxes on the sale of
                                         Calton Homes........................           (3,173)          -          -
                                                                                      --------    --------     ------
                                   Continuing operations.....................         $    453    $   (125)    $  560
                                                                                      ========    ========     ======

                    In 1999 and 1997, the resolution of certain state tax issues resulted in $550,000 and $624,000 of state tax reserves being reduced as a reduction to the 1999 and 1997 provision for income taxes. In addition, included in the Company's 1997 extraordinary gain is a provision in lieu of income taxes of $842,000.

               TEMPORARY DIFFERENCES AND CARRYFORWARDS WHICH GIVE RISE TO A SIGNIFICANT PORTION OF DEFERRED TAX ASSETS AND LIABILITIES AT NOVEMBER 30, 1999, AND 1998 ARE AS FOLLOWS:
               (AMOUNTS IN THOUSANDS)

                                                                  Deferred Tax Assets/(Liabilities)
                                                        -----------------------------------------------------
                                                          Continuing Operations             Combined*
                                                        --------------------------    -----------------------
                                                            1999           1998         1999         1998
                                                        -----------     ----------    ---------   -----------
                    Fresh-start inventory
                         reserves..................     $         -     $       31    $       -   $       322
                    Income from joint ventures.....               -            129           33           129
                    Inventory and other reserves...               -            594            -         1,173
                    Capitalized inventory costs....               -           (263)           -          (479)
                    Federal net operating losses...           5,594          5,406        5,594         8,126
                    State net operating losses.....           2,248          2,227        2,662         4,265
                    Depreciation...................              (6)            83           (6)           78
                    Deferred state taxes...........               5            328          131           615
                    Litigation reserve.............               -              -          187             -
                    Stock compensation.............               -              -          179             -
                    Other..........................              23             40          109            17
                                                         ----------     ----------    ---------   -----------
                                                              7,864          8,575        8,889        14,246
                    Valuation allowances...........           7,864         (8,519)      (8,805)      (13,541)
                                                         ----------     ----------    ---------   -----------
                    Total deferred taxes...........     $         -     $       56    $      84   $       705
                                                        -----------     ----------    ---------   -----------

                    *Includes both continuing and discontinued operations

               Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For federal and state tax purposes, a valuation allowance was provided on a significant portion of the net deferred tax assets due to uncertainty of realization. On December 31, 1998, Calton, Inc. sold the stock of Calton Homes to an unrelated party and incurred a capital tax loss. This loss will have a full valuation allowance due to uncertainty of realization. The sale of Calton Homes resulted in the termination of a significant portion of the net deferred tax asset.

                    The federal net operating loss carryforward for tax purposes is approximately $16,400,000 at November 30, 1999 and $23,900,000
               at November 30, 1998. The sale of Calton Homes resulted in a reduction of approximately $8,000,000 in Calton, Inc.'s federal net operating loss carryforward. The Company's ability to use its deferred tax assets including federal net operating loss carryforwards, created prior to November 21, 1995, to offset future income is limited to approximately $1,127,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. The limitation has been reduced by approximately $500,000 per year as a result of the terms of the sale of Calton Homes. These federal carryforwards will expire between 2007 and 2014. In 1997, the Company received a tax refund related to prior periods of $2,442,000. The Company paid income taxes of approximately $1,640,000, $680,000 and $30,000, respectively, in 1999, 1998 and
               1997.

6. COMMITMENTS      (a) As part of the sale of Calton Homes on December 31,
   AND         1998, the Company entered into a consulting agreement with the
   CONTINGENT purchaser that requires the purchaser to make payments of LIABILITIES $1,300,000 million per year over a three-year period to the
               Company.

                    (b) If by June 30, 2000, the Company has not redeployed a
               substantial portion of the proceeds of the Sale Transaction, or developed a plan to redeploy a substantial portion of such proceeds within in a reasonable time frame, the Company, subject to shareholder approval, will be liquidated and dissolved. Management currently expects to deploy or have a plan to deploy a substantial portion of the proceeds by June 30, 2000.

                    (c) The stock purchase agreement pursuant to which the
               Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of November 30, 1999 there was $1,610,000 in the Specific Indemnification Funds, and $2,410,000 in the General Indemnification Funds, of which $962,000 was paid to the Company in January 2000. In January 2000, the purchaser asserted a $253,000 claim for indemnification related to certain alleged misrepresentations and liabilities allegedly arising out of the events occurring prior to the sale of Calton Homes. The Company and the purchaser are attempting to resolve these claims and is uncertain as to whether these claims will proceed to arbitration pursuant to the indemnity agreement. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion on the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $3,000,000 if created between December 31, 1999 and December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

                    (d) The Company assigned its operating lease in New Jersey for office space expiring November 30, 2002 to Calton Homes. Rental expense for the years ended November 30, 1999, 1998 and 1997 amounted to $45,000, $392,000 and $730,000 respectively.

                    The Company currently leases approximately 2,100 square feet of office space located in Red Bank, New Jersey, for approximately $4,700.00 per month. The term of this lease is on a month-to-month basis. The Company also leases approximately 1,790 square feet of temporary office space on a month-to-month basis in Vero Beach, Florida, for approximate $2,200.00 per month, until its permanent space is available at the end of May 2000. The permanent space at the same location will consist of approximately 3,815 square feet, at a monthly rate of approximately $5,722.00, for a term of 5 years.

                    The Company's subsidiary, eCalton, currently leases
               approximately 4,000 square feet of office space, for approximately $4,700 per month. The term of this lease is on a month-to-month basis.

                    (e) The Company had a qualified contributory retirement plan
               (401(k) Plan) which covered all eligible full-time employees with a minimum of one year of service. The Company terminated the 401(k) Plan effective December 31, 1998. The Company's contribution to the plan was $71,000 in 1998, and $30,000 in 1997. The Company's matching contribution, in the form of registered Common Stock of the Company, for 1998 was 50% of participant contributions, subject to a maximum of 3% of total compensation and $2,000 per employee.

7. DISCONTINUED     On December 31, 1998, the Company completed the sale of
   OPERATIONS  Calton Homes. The shareholders of Calton, Inc. approved the sale of the stock of Calton Homes on December 30, 1998. The purchase price for the stock of Calton Homes was $48,100,000 plus certain post closing adjustments. The Company recorded a pretax gain of $7,591,000 on the sale including the post closing adjustments. Cash proceeds from the sale were approximately $43,440,000, net of the $4,040,000 remaining holdback and $1,800,000 million cash received from closing adjustments. No tax liability is expected to result from the sale since the transaction resulted in a capital loss for tax purposes. However, a provision in lieu of taxes was recorded for financial reporting purposes in fiscal 1999 in the amount of $3,173,000 related to the sale transaction. The gain was subject to the $5,200,000 holdback (see note 6) of which $700,000 was refunded to the purchaser, out of the General Indemnification Funds and included as part of the gain and $592,000 was received by Calton pursuant to the terms of the indemnification agreement. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from the sale of Calton Homes. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1,300,000 per year over a three-year period.

                    As a result of the sale of Calton Homes and the sale of the
               Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statements for the current and prior periods have been restated to reflect the Company's homebuilding and real estate development business as discontinued operations including the operations of other subsidiaries located in Orlando, Florida; Chicago, Illinois; Pennsylvania and California, where the Company had similar operations and commercial land held for sale.

               RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS ARE AS FOLLOWS (AMOUNTS IN THOUSANDS):

                                                                                     Years Ended November 30,
                                                                                 --------------------------------
                                                                                   1999        1998       1997
                                                                                 -------    ---------   ---------
                    Revenues.................................................    $ 6,763    $ 105,292   $ 126,588
                                                                                 -------    ---------   ---------

                    Cost of revenues.........................................      5,858       85,897     110,419
                    Selling, general and administrative......................      1,518       10,172      12,532
                    Impairment of assets.....................................          -            -         750
                                                                                 -------    ---------   ---------
                                                                                   7,376       96,069     123,701
                                                                                 -------    ---------   ---------
                    Income (loss) from operations............................       (613)       9,223       2,887
                    Interest expense, net....................................          -          545       1,223
                                                                                 -------    ---------   ---------
                    Income (loss) before income taxes........................       (613)       8,678       1,664
                    Provision (benefit) for income taxes.....................       (373)       2,363        (351)
                                                                                 -------    ---------   ---------
                    Net income (loss) from discontinued operations...........    $  (240)   $   6,315   $   2,015
                                                                                 =======    =========   =========

                    Selling, general and administrative costs include
               approximately $984,000 of litigation costs related to the resolution of indemnification obligations as a part of the sale of Calton Homes.

                    Included in revenues for the year ended November 30, 1997, is the Orlando, Florida division that generated $56,281,000 of revenues, that included $16,660,000 of revenues from the 1997 Florida asset sale and resulted in a pretax gain of $615,000.

                    Interest paid for the years ended November 30, 1999, 1998
               and 1997 was $209,000, $3,970,000 and $5,508,000, respectively.

               NET ASSETS OF DISCONTINUED OPERATIONS ARE AS FOLLOWS (AMOUNTS IN THOUSANDS):

                                                                                                          November 30,
                                                                                                     ---------------------
                                                                                                       1999        1998
                                                                                                     --------   ----------
                    Assets
                         Cash....................................................................    $      -   $   11,910
                         Receivables and other assets............................................         104        9,385
                         Inventories.............................................................           -       61,449
                         Commercial land.........................................................         109          252
                    Liabilities
                         Revolving credit agreement..............................................           -      (21,000)
                         Mortgages payable.......................................................           -       (1,262)
                         Accounts payable and accrued expenses...................................        (650)     (21,883)
                                                                                                     --------   ----------
                    Net assets (liabilities).....................................................    $   (437)  $   38,851
                                                                                                     ========   ==========

8. QUARTERLY       QUARTERLY FINANCIAL RESULTS FOR THE YEARS ENDED
   FINANCIAL       NOVEMBER 30, 1999 AND 1998 ARE   AS FOLLOWS
   RESULTS         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):
   (UNAUDITED)

                                                                                Three Months Ended
                                                              -------------------------------------------------------
                                                               February 28,    May 31,    August 31,    November 30,
                                                                   1999         1999         1999           1999
                                                              -------------   ---------  ------------  --------------
                    Net loss from continuing
                         operations........................   $         159   $     285  $        178  $           39
                    Net (loss) income from
                         discontinued operations...........              92        (379)         (100)            147
                    Net income from the sale of
                         Calton Homes......................           3,886         668             -            (136)
                                                              =============   =========  ============  ==============
                    Net (loss) income......................   $       4,137   $     574  $         78  $           50
                                                              -------------   ---------  ------------  --------------

                    Net income per share
                         Basic(b)..........................   $         .16   $     .03  $          -  $            -
                                                              =============   =========  ============  ==============
                         Diluted(b)........................   $         .15   $     .02  $          -  $            -
                                                              =============   =========  ============  ==============

                                                                                Three Months Ended
                                                              -------------------------------------------------------
                                                               February 28,    May 31,    August 31,    November 30,
                                                                   1998         1998         1998           1998
                                                              -------------   ---------  ------------  --------------
                    Net income from continuing
                         operations(a).....................   $      (301)    $    (251) $       (352) $       (1,056)
                    Net income (loss) from
                         discontinued operations...........          (236)          657         1,052           4,842
                                                              -----------     ---------  ------------  --------------
                    Net (loss) income......................   $      (537)    $     406  $        700  $        3,786
                                                              -----------     ---------  ------------  --------------

                    Net (loss) income per share,
                         basic and diluted.................   $      (.02)    $     .02  $        .03  $          .13
                                                              -----------     ---------  ------------  --------------

                    (a) The increase in the net loss from continuing operations for the three months ended November 30, 1998 is primarily a result of intercompany charges from continuing operations to discontinued operations.

                    (b) Net income per share does not agree to the per share amounts presented on the face of the income statement as a result of the impact of the stock repurchase program.

9. SUBSEQUENT       On January 24, 2000 the Company purchased an additional
   EVENTS 375,000 shares of common stock and a five-year warrant which entitles the Company to purchase an aggregate of 225,000 shares of CorVu Corporation common stock. The Warrant entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00 per share. The aggregate exercise price is $900,000. The aggregate acquisition amount for the stock and warrant was $750,000. CorVu Corporation is traded under the symbol "CRVU" on the OTC Bulletin Board. As of February 9, 2000 the common stock was traded at $6.25 per share. Both the warrants and stock are not registered and have current restrictions on trading.

                    In January 2000, the Company acquired a collective direct
               and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, Inc., a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 1,200,000 shares of Common Stock at an exercise price of $2.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 33-70628, 33-75184 and 333-28135) of Calton, Inc. of our report dated January 12, 2000, except as to the information described in
Note 9, which is as of February 18, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers, LLP

Florham Park, New Jersey
February 28, 2000

                                   SCHEDULE II
                          CALTON, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)


                                                                             Additions
                                                                    ----------------------------
                                                      Balance at     Charged to      Charged to                       Balance
                                                      Beginning      Costs and         Other                          At End
                 Description                           of Year        Expenses        Accounts     Deductions         of Year
                 -----------                        -------------   -------------  -------------   ----------      -------------
Year ended November 30, 1997:

Net realizable value reserves for inventory         $       1,113   $         750  $           -   $      882(A)   $         981
                                                    =============   =============  =============   ==========      =============

Valuation allowance for net deferred tax asset      $      19,628   $           -  $           -   $    3,538(B)   $      16,090
                                                    =============   =============  =============   ==========      =============


Year ended November 30, 1998:

Net realizable value reserves for inventory         $         981   $           -  $           -   $        726    $         726
                                                    =============   =============  =============   ============    =============

Valuation allowance for net deferred tax asset      $      16,090   $           -  $           -   $      2,549    $      13,541
                                                    =============   =============  =============   ============    =============


Year ended November 30, 1999:

Net realizable value reserves for inventory         $         255   $           -  $           -   $        100    $         155
                                                    =============   =============  =============   ============    =============

Valuation allowance for net deferred tax asset      $      13,541   $           -  $           -   $    4,736(c)   $       8,805
                                                    =============   =============  =============   ==========      =============

(A) Represents the utilization of reserves recorded when affected homes are delivered and land is sold.

(B) Represents the change in the valuation allowance due to the changes in the deferred tax assets and the impact of the IRS Code Section 382 limitation on those assets.

(C) The majority of the change in valuation allowance is due to the sale of Calton Homes, Inc., and did not have an income statement impact.

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

     3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1997, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on February 2, 1999, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

     3.2       By Laws of Registrant, as amended, incorporated by reference to
               Exhibit 3.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

     4.1 Warrant to Purchase Common Stock of Calton, Inc. dated June 12, 1997 issued to BankBoston, N.A., incorporated by reference to
               Exhibit 10.2 to Form 8-K of Registrant dated June 12, 1997.

     4.2 Warrant to Purchase Common Stock of Calton, Inc. dated January 2000 issued to Taytrowe Van Fechtmann World Companies, Inc.

     4.3 Rights Agreement dated February 1, 1999 by and between the Registrant and First City Transfer Company as Rights Agent, including forms of Rights Certificate and Election to Purchase included as Exhibit B thereto, incorporated by reference to
               Exhibit 1 to Form 8-A Registration Statement of Registrant filed with the Securities and Exchange Commission on February 2, 1999.

(*) 10.1       1996 Equity Incentive Plan, incorporated by reference to Exhibit
               10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.

(*) 10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.

(*) 10.4       Incentive Compensation Plan of Registrant.

 (*) 10.6 Severance Policy for Senior Executives of Registrant, incorporated by reference to Exhibit 10.6 of Form 10-K of Registrant for the fiscal year ended November 30, 1994.

(**) 10.7      Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995 and Amendment to Executive
               Employment Agreement dated as of April 14, 1999.

     10.8 Senior Secured Credit Agreement dated as of June 12, 1997, among Calton Homes, Inc., Calton Homes of Florida, Inc. and BankBoston, N.A., incorporated by reference to Exhibit 10.1 to Form 8-K of Registrant dated June 12, 1997.

     10.9 Consulting Agreement between Registrant and Braewood Development Corp. dated December 31, 1998, incorporated by reference to
               Exhibit 10.9 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

 (*) 10.10     2000 Equity Incentive Plan.

 (*) 10.11     Option Agreement dated July 19, 1999 between the Company and
               Kenneth D. Hill. Agreements identical in term and content between the Registrant and each of Matthew R. Smith and Robert K. Hill have been executed. These documents have not been reproduced herein.

(**) 10.12     Employment Agreement dated as of July 19, 1999 between
               eCalton.com, Inc. and Kenneth D. Hill.

     21.       Subsidiaries of the Registrant.

     27.       Financial Data Schedule.


(*) Constitutes a compensatory plan required to be filed by an exhibit pursuant to Item 14(c) of Form 10-K.

(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.