Form 10-Q
period 2000-02-29
CALTON INC
filed 2000-04-14
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                    22-2433361
 -------------------------------                    ----------------------
 (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                    Identification Number)

           125 Half Mile Road
          Red Bank, New Jersey                          07726-8790
  ------------------------------------------            ----------
  (Addresses of principal executive offices)             Zip Code

       Registrant's telephone number, including area code: (732) 212-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

As of March 31, 2000, 21,660,000 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  Financial Information                                                         Page No.
                                                                                       --------
         Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets at
                      February 29, 2000 and November 30, 1999........................      3

                   Consolidated Statements of Operations for the
                      Three Months Ended February 29, 2000 and February 28, 1999.....      4

                   Consolidated Statements of Cash Flows for the
                      Three Months Ended February 29, 2000 and February 28, 1999.....      5

                   Consolidated Statement of Changes in Shareholders'
                      Equity for the Three Months Ended February 29, 2000............      6

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..................     11

PART II. Other Information

         Item 1.   Legal Proceedings.................................................     14
         Item 6.   Exhibits and Reports on Form 8-K..................................     14

SIGNATURES...........................................................................     14


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc, national and local economic conditions and the effect of governmental regulation on the Company See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       February 29,       November 30,
                                                                           2000               1999
                                                                       (unaudited)
                                                                       ------------       ------------
Assets
   Current Assets
      Cash and cash equivalents .................................      $ 34,998,000       $ 33,786,000
      Securities available for sale .............................              --            1,339,000
      Holdback receivable - current..............................           708,000          1,205,000
      Receivables ...............................................           424,000            337,000
      Prepaid expenses and other assets..........................           318,000            202,000
                                                                       ------------       ------------
         Total current assets ...................................        36,448,000         36,869,000

      Holdback receivable........................................         2,299,000          2,842,000
      Securities available for sale .............................         1,754,000             16,000
      Notes receivable ..........................................              --              338,000
      Goodwill, net .............................................           360,000            233,000
      Fixed assets, net .........................................           241,000            143,000
                                                                       ------------       ------------

        Total assets.............................................      $ 41,102,000       $ 40,441,000
                                                                       ------------       ------------

Liabilities and Shareholders' Equity
      Accounts payable, accrued expenses and other liabilities         $  2,053,000       $  1,350,000
      Net liabilities of discontinued operations.................           450,000            437,000
                                                                       ------------       ------------

        Total liabilities........................................         2,503,000          1,787,000
                                                                       ------------       ------------

Shareholders' equity
      Common stock...............................................           285,000            283,000
      Paid in capital............................................        32,695,000         32,636,000
      Retained earnings..........................................        13,888,000         14,951,000
      Less cost of shares held in treasury.......................        (8,698,000)        (8,698,000)
      Accumulated other comprehensive gain (loss):
        Unrealized gain (loss) in securities available for sale..           429,000           (518,000)
                                                                       ------------       ------------

        Total shareholders' equity ..............................        38,599,000         38,654,000
                                                                       ------------       ------------

        Total liabilities and shareholders' equity...............      $ 41,102,000       $ 40,441,000
                                                                       ------------       ------------

          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months Ended February 29, 2000 and February 28, 1999
                                   (Unaudited)

                                                                        2000              1999
                                                                   ------------       ------------
Revenues ....................................................      $  1,074,000       $    574,000
                                                                   ------------       ------------

Costs and expenses
         Cost of revenues....................................           136,000               --
         Selling, general and administrative.................         1,493,000            310,000
                                                                   ------------       ------------
                                                                      1,629,000            310,000
                                                                   ------------       ------------
Income (loss) from operations................................          (555,000)           264,000

(Loss) on the sale of securities available for sale .........          (508,000)              --
                                                                   ------------       ------------

Income (loss) from continuing operations before income taxes,
          and discontinued operations........................        (1,063,000)           264,000
Provision for income taxes...................................              --              105,000
                                                                   ------------       ------------

Income (loss) from continuing operations.....................        (1,063,000)           159,000
Income from discontinued operations, net of a provision
        for incomes taxes of $62,000 in 1999 ................              --               92,000
Income from sale of Calton Homes, Inc., net of a provision
        in lieu of taxes of $2,591,000 ......................              --            3,886,000
                                                                   ------------       ------------

Net income (loss)............................................      $ (1,063,000)      $  4,137,000
                                                                   ------------       ------------

Earnings (loss) per share
   Basic:
        Income (loss) from continuing operations.............      $       (.05)      $        .01
        Income (loss) from discontinued operations, net......              --                 --
        Income from sale of Calton Homes, Inc., net..........              --                  .15
                                                                   ------------       ------------
        Net income (loss) ...................................      $       (.05)      $        .16
                                                                   ------------       ------------

    Diluted:
        Income (loss) from continuing operations ............      $       (.05)      $        .01
        Income (loss) from discontinued operations, net .....              --                 --
        Income from sale of Calton Homes, Inc., net..........              --                  .14
                                                                   ------------       ------------
        Net income (loss)....................................      $       (.05)      $        .15
                                                                   ------------       ------------

Weighted average number of shares outstanding
        Basic ...............................................        21,534,000         25,855,000
                                                                   ------------       ------------
        Diluted .............................................        21,534,000         27,599,000
                                                                   ------------       ------------

          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           Three Months Ended February 29, 2000 and February 28, 1999
                                   (Unaudited)

                                                                             2000              1999
                                                                        -------------      ------------
Operating Activities
Net income (loss) ................................................      $ (1,063,000)      $  4,137,000
   Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities
   Income from the sale of Calton Homes, Inc. ....................              --           (3,886,000)
   (Loss) from discontinued operations ...........................              --              (92,000)
   Provision for income taxes ....................................              --              105,000
   Loss on sale of securities ....................................           508,000               --
   Depreciation and amortization .................................            24,000               --
   Change in net assets/liabilities of discontinued
     operations ..................................................            13,000            320,000
   (Increase) in receivables .....................................           (87,000)              --
   Decrease (increase) in prepaid expenses
      and other assets ...........................................          (117,000)           260,000
   Increase (decrease) in accounts payable, accrued
     expenses and other liabilities ..............................           404,000           (432,000)
                                                                        ------------       ------------
                                                                            (318,000)           412,000
                                                                        ------------       ------------
Investing Activities
   Net proceeds from sale of Calton Homes, Inc. ..................              --           41,048,000
   Sale of securities available for sale .........................         1,349,000               --
   Collection of holdback receivable .............................         1,040,000               --
   Purchase of securities available for sale .....................          (790,000)              --
   Acquisition of business, net of cash acquired .................           (20,000)              --
   Purchase of property and equipment ............................          (110,000)              --
                                                                        ------------       ------------
                                                                           1,469,000         41,048,000
                                                                        ------------       ------------

 Financing Activities
   Stock repurchase ..............................................              --           (1,263,000)
   Stock options exercised .......................................            61,000            179,000
                                                                        ------------       ------------
                                                                              61,000         (1,084,000)
                                                                        ------------       ------------

Net increase in cash and cash equivalents ........................         1,212,000         40,376,000
Cash and cash equivalents at beginning of period .................        33,786,000             85,000
                                                                        ------------       ------------
Cash and cash equivalents at end of period .......................      $ 34,998,000       $ 40,461,000
                                                                        ============       ============

Noncash Investing Activities:
   Conversion of notes receivable into investments ...............      $    338,000       $       --
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Three Months Ended February 29, 2000
                                   (Unaudited)
                             (amounts in thousands)

                                                                                            Accumulated
                                 Total                                                         Other        Compre-
                             Shareholders'   Common      Paid In    Retained     Treasury     Compre-       hensive
                                Equity        Stock      Capital    Earnings       Stock    hensive Loss   Earnings
                             -------------  --------    --------    --------     --------   ------------   ---------
Balance,
November 30, 1999 .........    $ 38,654     $    283    $ 32,636    $ 14,951     $ (8,698)    $   (518)    $  4,321
                                                                                                           --------
Net (loss) ................      (1,063)        --          --        (1,063)        --           --         (1,063)
Issuance of stock under
     stock option plans ...          61            2          59        --           --           --           --
Comprehensive earnings:
     Unrealized holding
     gains in securities,
     net of tax ...........         429         --          --          --           --            429          429
Reclassification
     adjustment for loss
     realized in net income         518         --          --          --           --            518          518
                                                                                                           --------
Comprehensive
     earnings .............         --          --          --          --           --           --           (116)
                               --------     --------    --------    --------     --------     --------     --------
Balance,
February 29, 2000 .........    $ 38,599     $    285    $ 32,695    $ 13,888     $ (8,698)    $    429     $  4,205
                               ========     ========    ========    ========     ========     ========     ========


          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1999. Certain reclassifications have been made to prior years' financial statements in order to conform with the current presentation. All significant intercompany accounts and transactions have been eliminated. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000.

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

          Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. As of February 29, 2000, a total of 4,067,000 stock options have been granted and are outstanding under the Company's stock option plans. In addition, a warrant to purchase 1,200,000 shares of Common Stock was also issued in January, 2000 as part of the acquisition of a 50.4% equity interest in PrivilegeONE Networks, LLC ("PrivilegeONE"). The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. Common stock equivalents from various stock option plans and the warrant used in calculating the diluted earnings per share have been excluded from the loss per share calculations for the quarter ended February 29, 2000 because the effect would be antidilutive.

2.   Securities Available For Sale

          During the quarter ended February 29, 2000 the Company recognized a $508,000 loss on securities sold.

          In January 2000, a note receivable in the amount of $234,000 issued to the Company by CorVu Corporation ("CorVu") was converted into 143,000 common shares pursuant to the terms of the note. In addition, the Company purchased an additional 375,000 shares of common stock and a five year warrant for 225,000 shares of CorVu for $750,000. The warrant entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00 per share.

          The Company's aggregate investment in CorVu Corporation classified as Securities available for sale has been valued at $1,714,000 in accordance with Statement of Financial Accounting Standards No. 115. The Company's aggregate cost basis in the stock and the warrants of CorVu is approximately $1,000,000. The Company recorded an unrealized gain on Securities available for sale in the amount of $429,000, net of tax.

          The aggregate 478,000 warrants (including 253,000 warrants held from November 1999) and 518,000 shares of CorVu common stock are unregistered securities and are not currently freely tradable. The Company has significant exposure to market risks associated with declines in trading prices of these securities.

3.   Discontinued Operations

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

Net assets (liabilities) of discontinued operations are as follows (amounts in thousands):

                                                      February 29,  November 30,
                                                          2000         1999
                                                      ------------  ------------
                                                      (unaudited)
Assets
     Receivables and other assets ...............        $  --         $ 104
     Commercial land ............................          109           109
Liabilities
     Accounts payable and accrued expenses ......         (559)         (650)
                                                         -----         -----
Net assets/(liabilities) ........................        $(450)        $(437)
                                                         =====         =====

Results of operations from discontinued operations are as follows (amounts in thousands):

                                                         Three Months Ended
                                                     ---------------------------
                                                     February 29,   February 28,
                                                         2000          1999
                                                     ------------   ------------
Revenues .........................................       $ --         $6,513
                                                         ----         ------
     Cost of revenue .............................         --          5,710
     Selling, general and administrative .........         --            649
                                                         ----         ------
                                                           --          6,359

Income from operations ...........................         --            154
Provision for income taxes .......................         --             62
                                                         ----         ------
Net income from discontinued operations ..........       $ --         $   92
                                                         ====         ======

4.   Commitments and Contingent Liabilities

          (a) As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the Purchaser that requires the Purchaser to make payments of $1,300,000 per year over a three-year period to the Company.

          (b) If by June 30, 2000, the Company has not redeployed a substantial portion of the proceeds of the Sale Transaction, or developed a plan to redeploy a substantial portion of such proceeds within a reasonable time frame, the Company, subject to shareholder approval, will be liquidated and dissolved. Management currently expects to deploy or have a plan to deploy a substantial portion of the proceeds by June 30, 2000.

          (c) The Stock Purchase Agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the Purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the Purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of February 29, 2000 there was $1,531,000 in the Specific Indemnification Funds, and $1,477,000 in the General Indemnification Funds. In January 2000, the Purchaser asserted a $253,000 claim for indemnification related to certain alleged misrepresentations and liabilities allegedly arising out of the events occurring prior to the sale of Calton Homes and has instituted an arbitration proceeding pursuant to the indemnity agreement. The Company believes that it has meritorious defenses to the indemnity claim and intends to vigorously contest this matter, however, no assurance can be given that the Company will not be required to make the indemnity payment. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion on the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $3,000,000 if created prior to December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

5.   Acquisition of Business

          In January 2000, the Company acquired a 50.4% collective direct and indirect (through ownership in a parent company) interest in PrivilegeONE Networks, LLC. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry.

          In order to execute the PrivilegeONE business plan, PrivilegeONE management is currently pursuing arrangements with financial institutions to issue and process credit cards marketed by

     PrivilegeONE. If PrivilegeONE is unable to secure such an arrangement, PrivilegeONE will be unable to execute its business plan and the investment will be abandoned.

          The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 of cash and a five-year warrant to acquire 1,200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share. As of the acquisition date, the warrant was determined to have nominal value. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. Goodwill in the amount of $138,000 was recorded and will be amortized over five years. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until the later of the time that the note is repaid or January 2004. The Company has entered into shareholder agreements with the other shareholders of PrivilegeONE and its parent company which obliges each of the shareholders to offer its shares in PrivilegeONE or its parent to the other shareholders in the event that the shareholder wishes to transfer its shares. The shareholder agreements also grant the Company the preemptive right to acquire a proportionate share of any additional securities issued by PrivilegeONE or its parent and provide that certain corporate actions may not be taken without the Company's approval.

6.   Segment Reporting

          Through the acquisition of substantially all the assets of iAW, Inc., an Internet business solutions provider, in July 1999, the Company entered into a new business and related industry. The acquired business is operated through a wholly owned subsidiary, eCalton.com ("eCalton"). Revenues of eCalton are primarily recognized under the percentage of completion method of accounting. The Company does not have any foreign operations. In addition, the Company acquired a 50.4% equity interest in PrivilegeONE and consolidated its operations that are primarily start up activities. The following schedule illustrates eCalton and PrivilegeONE relative to the consolidated Company for the three months ended February 29, 2000 (dollars in thousands):

                                                                                  Corporate
                                                                                     and
                                                                                  Consulting      Total
                                                eCalton      PrivilegeONE          Services      Company
                                               --------      ------------         ----------    --------
Total revenues ..........................      $    228       $     --            $    846      $  1,074
Total cost of revenues (a) ..............           136             --                  --           136
Total selling, general and administrative
      expenses ..........................           467            351                 675         1,493
Income (loss) from operations ...........          (375)          (351)                171          (555)
(Loss) on sale of securities ............            --             --                (508)         (508)
Income (loss) from continuing
      operations ........................          (375)          (351)               (337)       (1,063)
Total assets ............................      $    555       $     44            $ 40,503      $ 41,102



     (a) Total cost of revenues represents production costs (including allocated salaries, computer hardware, computer software and video conferencing costs).

7.   Shareholders' Equity

          The Company's Certificate of Incorporation provides for 53,700,000 authorized shares of Common Stock (par value $.01 per share), 2,600,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 10,000,000 shares of Class A Preferred Stock (par value $.10 per share), one million shares of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

          The Company commenced a significant stock repurchase program pursuant to which it announced its intention to repurchase up to 10,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions during fiscal 1999 and 1998. As of February 29, 2000, there were 6,900,000 shares held in Treasury in the amount of $8,698,000. The Company has suspended the acquisition of additional shares since the market value of the Company's Common Stock has been in excess of book value.

          In January 2000, the Board approved the grant of options to acquire 215,000 shares under the 1993 Non-Qualified Stock Option Plan (the "1993 Plan"). The exercise price of options granted is $2.53 per share. As of February 29, 2000 there are 1,073,000 options outstanding under the 1993 Plan. The options granted under the 1993 Plan vest in equal installments over a three-year period and have a maximum term of ten years.

          In January 2000, the Company's Board of Directors approved a grant to the Company's Chairman and President of options to acquire 200,000 shares of Common Stock under the 1996 Equity Incentive Plan ("1996 Plan"). These options have an exercise price of $2.78 per share, a term of five years and vest in five equal annual installments. In addition, the Board approved the grant to other employees of options to acquire 136,000 shares of Common Stock under the 1996 Plan. The exercise price of these options, which have a ten year term and vest in five equal annual installments is $2.53 per share. As of February 29, 2000 there are 1,194,000 options outstanding under the 1996 Plan.

          In January 2000, the Company's Board of Directors adopted the 2000 Equity Incentive Plan subject to shareholder approval. If approved, the aggregate number of shares of common stock reserved for issuance pursuant to awards granted under the plan is 4,000,000 shares.

          In July 1999, the Company entered into employment agreements with three officers of eCalton pursuant to which each have been granted options to acquire 600,000 shares of Calton Common Stock, or an aggregate of 1.8 million shares. The non-qualified stock options granted have terms similar to the 1996 Equity Incentive Plan, vest in three equal annual installments beginning July 19, 2000, and have a term of ten years. The exercise price is $1.63 per share

          In January 2000, the Company issued a warrant to acquire 1,200,000 shares of the Company's Common Stock at an exercise price of $2.50 per share to Taytrowe Van Fecthmann World Companies, Inc., the parent company of PrivilegeONE, in connection with the acquisition of the Company's interest in PrivilegeONE. The warrant, which has a term of five years, is not exercisable unless PrivilegeONE surpasses certain specified earnings targets.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

          Revenues for the three months ended February 29, 2000 and February 28, 1999 were $1.1 million and $.6 million, respectively. The current quarter revenues include: $325,000 from the consulting agreement with the Purchaser of Calton Homes, Inc., interest income of $.5 million and $228,000 of revenues earned by eCalton. The revenues for the comparable quarter of the prior year were comprised of $217,000 derived from the consulting agreement and $357,000 of interest income.

          Selling, general and administrative costs for the three months ended February 29, 2000 were $1.4 million as compared to $.3 million for the three months ended February 28, 1999. These expenses increased significantly due to the operations of eCalton and PrivilegeONE in the amounts of $.5 million and $.3 million, respectively. General and administrative costs have also increased at Calton, Inc. due to personnel additions primarily attributable to increasing acquisition related activities and resources, and the opening of the Vero Beach office. Selling, general and administrative costs are anticipated to increase further at eCalton as a result of additional hiring of personnel. PrivilegeONE's general and administrative costs are expected to increase later this year once a credit card processing relationship is established and operations are ramped up. Included in selling, general and administrative costs is $232,000 of costs incurred related to proposed transactions that were abandoned during the quarter ended February 29, 2000.

          The Company recorded a $508,000 loss on the sale of securities available for sale during the quarter ended February 29, 2000.

          For the three months ended February 29, 2000, no tax benefit was recorded on the loss from continuing operations due to the uncertainty of realization.

     Liquidity and Capital Resources

          On December 31, 1998 the sale of Calton Homes generated approximately $43.4 million of cash including the receipt of an additional $1.8 million related to post closing adjustments. In addition, a $5.2 million holdback was established at closing as part of the sale as a condition to indemnify the Purchaser against existing litigation and other warranties. Of this amount $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes.

          At February 29, 2000 there was $1.5 million in the General Indemnification Funds and $1.5 million in the Specific Indemnification Funds. During the first quarter of 2000, approximately $1.0 million was collected out of the General Indemnification Funds, and indemnity claims totaling approximately $253,000 have been made by the Purchaser, and the Purchaser has instituted an arbitration proceeding with respect to $202,000 of these claims in accordance with the terms of the indemnification agreement. Although no assurance can be given that the Company will not be required to indemnify the Purchaser, the Company believes it has meritorious defenses against these claims. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from sale of Calton Homes.

          As of February 29, 2000 the Company had $35.0 million of highly liquid money market funds.

          In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 1,200,000 shares of Common Stock at an exercise price of $2.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earning targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. Through February 29, 2000 the Company had funded $430,000 of the $1.5 million.

         The Company believes that current cash on hand, proceeds from the collection of the holdback receivable, income tax payment reductions derived from NOL utilization, and funds provided under the consulting agreement with the Purchaser of Calton Homes which provides for payments of $1.3 million per year, until December 31, 2002, will provide sufficient capital to support the Company's operations. As of February 29, 2000 the Company had repurchased an aggregate of 6.9 million shares for $8.7 million, an average price of $1.26 per share. Management has suspended the acquisition of additional shares subsequent to year end since the market value of the Company's common stock has been trading in excess of book value. Although the Company is currently analyzing potential business opportunities consistent with its strategic plan, it has not determined the specific application for the remaining proceeds of the sale of Calton Homes. If by June 30, 2000, the Company has not redeployed a substantial portion of the sale proceeds of Calton Homes, or developed a plan to redeploy a substantial portion of the proceeds within a reasonable timeframe, the Company, subject to shareholder approval, will be liquidated and proceeds distributed to its shareholders. Management currently expects to deploy or have a plan to deploy a substantial portion of the proceeds by June 30, 2000.

    Cash Flows from Operating Activities

         The proceeds from the sale of Calton Homes are primarily invested in highly liquid funds earning interest at approximately 5.5% per annum that generated $.5 million for the three months ended February 29, 2000. Additional cash flows from operating activities include revenues derived from the consulting agreement of $325,000 per quarter. Cash utilized for operating activities for the quarter include general and administrative costs, funding eCalton's operations as it continues to develop its business plan, and funding PrivilegeONE's start-up operations.

         It is anticipated that the Company's operating activities combined with the operations of eCalton and PrivilegeONE will continue to create negative cash flow until such time that those operations execute the strategies identified in their business plans.

     Cash Flows from Investing Activities

          The Company sold the securities available for sale during the three months ended February 29, 2000 and received proceeds of $1.3 million. In addition, approximately $1.0 million was collected from the Holdback receivable during the quarter.

          In January 2000, the Company purchased an additional 375,000 shares of CorVu Corporation common stock and a five-year warrant which entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00. The total consideration for the stock and the warrant was $750,000. Both the stock and the warrants are not registered and are subject to current restrictions on trading.

          In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE . The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant. In addition to its equity interest, the Company has agreed to loan up to $1.5 million to PrivilegeONE pursuant to a note, of which $326,000 was funded during the three months ended February 29, 2000 and advances of $104,000 to PrivilegeONE were outstanding at the beginning of the year.

    Cash Flows from Financing Activities

          During the three months ended February 29, 2000, certain optionholders exercised their options to purchase 145,000 shares under the 1993 and 1996 Stock Option Plans generating $61,000.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

               In March 2000, Centex Real Estate Corporation ("CREC") instituted an arbitration proceeding with the American Arbitration Association in Dallas, Texas in which it is seeking indemnity from the Company in the amount of $202,000 pursuant to the Stock Purchase Agreement executed in connection with the sale of Calton Homes and the related Holdback Escrow Agreement. CREC claims that subsequent to the sale of Calton Homes, Calton Homes was required to pay a $202,000 invoice issued by a contractor who performed work prior to the sale of Calton Homes, and that the Company should be required to indemnify it for this payment. The Company believes that it has meritorious defenses to the indemnity claim and intends to vigorously contest this matter; however, no assurance an be given that the Company will not be required to make the indemnity payment.

Item 6.   Exhibits and Reports on Form 8-K

          A) Exhibits

               27. Financial Data Schedule as of February 29, 2000

          B) Reports on Form 8-K
             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Calton, Inc.
                              -----------------------
                              (Registrant)

                           By: /s/ David J. Coppola
                               ----------------------
                               David J. Coppola
                               Vice President and Treasurer
                               (Principal Financial and Accounting Officer)


Date: April 14, 2000