Form 10-Q
period 2000-05-31
CALTON INC
filed 2000-07-14
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2000

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


       Registrant's telephone number, including area code: (732) 212-1280
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

As of June 30, 2000, 4,275,000 shares of Common Stock were outstanding after giving effect to the reverse/forward split that occurred at the close of business on May 31, 2000.

                          CALTON, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  Financial Information                                          Page No.
                                                                        --------

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets at
                 May 31, 2000 and November 30, 1999........................ 3

                 Consolidated Statements of Operations for the
                 Three Months Ended May 31, 2000 and 1999.................. 4

                 Consolidated Statements of Operations for the
                 Six Months Ended May 31, 2000 and 1999.................... 5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended May 31, 2000 and 1999.................... 6

                 Consolidated Statement of Changes in Shareholders'
                 Equity for the Six Months Ended May 31, 2000.............. 7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............13

PART II. Other Information

         Item 4. Submission of Matters to a Vote of Securityholders........15
         Item 5. Other Information.........................................15
         Item 6. Exhibits and Reports on Form 8-K..........................16

SIGNATURES................................................................ 16

--------------------------------------------------------------------------------

Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, and the effect of governmental regulation on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          May 31,           November 30,
                                                                           2000                 1999
                                                                       ------------         ------------
                                                                       (unaudited)
Assets
   Current Assets
      Cash and cash equivalents ...............................        $ 33,765,000         $ 33,786,000
      Securities available for sale ...........................                  --            1,339,000
      Holdback receivable - current ...........................             708,000            1,205,000
      Receivables .............................................             508,000              337,000
      Prepaid expenses and other assets .......................             309,000              202,000
                                                                       ------------         ------------
         Total current assets .................................          35,290,000           36,869,000

      Holdback receivable .....................................           2,339,000            2,842,000
      Securities available for sale ...........................           1,739,000               16,000
      Notes receivable ........................................                  --              338,000
      Goodwill, net ...........................................             347,000              233,000
      Fixed assets, net .......................................             347,000              143,000
                                                                       ------------         ------------
        Total assets ..........................................        $ 40,062,000         $ 40,441,000
                                                                       ------------         ------------
Liabilities and Shareholders' Equity
      Accounts payable, accrued expenses and other liabilities.        $  2,059,000         $  1,350,000
      Net liabilities of discontinued operations ..............             450,000              437,000
                                                                       ------------         ------------
        Total liabilities .....................................           2,509,000            1,787,000
                                                                       ------------         ------------
Shareholders' equity
      Common  stock ...........................................             287,000              283,000
      Paid in capital .........................................          32,781,000           32,636,000
      Retained earnings .......................................          13,210,000           14,951,000
      Less cost of shares held in treasury ....................          (9,123,000)          (8,698,000)
      Accumulated other comprehensive gain (loss):
        Unrealized gain (loss) in securities available for sale             398,000             (518,000)
                                                                       ------------         ------------
        Total shareholders' equity ............................          37,553,000           38,654,000
                                                                       ------------         ------------
        Total liabilities and shareholders' equity ............        $ 40,062,000         $ 40,441,000
                                                                       ------------         ------------

          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended May 31, 2000 and 1999
                                   (Unaudited)


                                                                       2000              1999
                                                                   -----------       -----------
Revenues ....................................................      $ 1,193,000       $   828,000
                                                                   -----------       -----------
Costs and expenses
   Cost of revenues .........................................          253,000                --
   Selling, general and administrative ......................        1,618,000           353,000
                                                                   -----------       -----------
                                                                     1,871,000           353,000
                                                                   -----------       -----------
Income (loss) from continuing operations before income taxes,
    and discontinued operations .............................         (678,000)          475,000

Provision for income taxes ..................................               --           190,000
                                                                   -----------       -----------
Income (loss) from continuing operations ....................         (678,000)          285,000

Loss from discontinued operations, net of a benefit
   for incomes taxes of  $254,000 in 1999 ...................               --          (379,000)

Income from sale of Calton Homes, Inc., net of a provision
        in lieu of taxes of  $446,000 .......................               --           668,000
                                                                   -----------       -----------
Net income (loss) ...........................................      $  (678,000)      $   574,000
                                                                   ===========       ===========
Earnings (loss) per share
   Basic:
      Income (loss) from continuing operations ..............      $      (.16)      $       .07
      Loss from discontinued operations, net ................               --              (.09)
      Income from sale of Calton Homes, Inc., net ...........               --               .15
                                                                   -----------       -----------
      Net income (loss) .....................................      $      (.16)      $       .13
                                                                   ===========       ===========
   Diluted:
      Income (loss) from continuing operations ..............      $      (.16)      $       .06
      Loss from discontinued operations, net ................               --              (.08)
      Income from sale of Calton Homes, Inc.,  net ..........               --               .14
                                                                   -----------       -----------
      Net income (loss) .....................................      $      (.16)      $       .12
                                                                   ===========       ===========
Weighted average number of shares outstanding
   Basic ....................................................        4,328,000         4,346,000
                                                                   ===========       ===========
   Diluted ..................................................        4,328,000         4,619,000
                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                          CALTON INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended May 31, 2000 and 1999
                                   (Unaudited)


                                                                       2000              1999
                                                                   -----------       -----------
Revenues ....................................................      $ 2,267,000       $ 1,402,000
                                                                   -----------       -----------
Costs and expenses
   Cost of revenues .........................................          389,000                --
   Selling, general and administrative ......................        3,111,000           663,000
                                                                   -----------       -----------
                                                                     3,500,000           663,000
                                                                   -----------       -----------
Income (loss) from operations ...............................       (1,233,000)          739,000

Loss on securities sold .....................................         (508,000)               --
                                                                   -----------       -----------
Income (loss) from continuing operations before income taxes,
   and discontinued operations ..............................       (1,741,000)          739,000
Provision for income taxes ..................................               --           295,000
                                                                   -----------       -----------
Income (loss) from continuing operations ....................       (1,741,000)          444,000
Loss from discontinued operations, net of a benefit
   for incomes taxes of $192,000 in 1999 ....................               --          (287,000)

Income from sale of Calton Homes, Inc., net of a provision
        in lieu of taxes of $3,037,000 ......................               --         4,554,000
                                                                   -----------       -----------
Net income (loss) ...........................................      $(1,741,000)      $ 4,711,000
                                                                   ===========       ===========
Earnings (loss) per share
   Basic:
      Income (loss) from continuing operations ..............      $      (.40)      $       .09
      Loss from discontinued operations, net ................               --              (.06)
      Income from sale of Calton Homes, Inc., net ...........               --               .96
                                                                   -----------       -----------
      Net income (loss) .....................................      $      (.40)      $       .99
                                                                   ===========       ===========
   Diluted:
      Income (loss) from continuing operations ..............      $      (.40)      $       .09
      Loss from discontinued operations, net ................               --              (.06)
      Income from sale of Calton Homes, Inc., net ...........               --               .90
                                                                   -----------       -----------
      Net income (loss) .....................................      $      (.40)      $       .93
                                                                   ===========       ===========
Weighted average number of shares outstanding
   Basic ....................................................        4,317,000         4,758,000
                                                                   ===========       ===========
   Diluted ..................................................        4,317,000         5,043,000
                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                          CALTON INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended May 31, 2000 and 1999
                                   (Unaudited)


                                                                            2000               1999
                                                                        ------------       ------------
Operating Activities
Net income (loss) ................................................      $ (1,741,000)      $  4,711,000
   Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities
   Income from the sale of Calton Homes, Inc. ....................                --         (4,554,000)
   Loss from discontinued operations .............................                --            287,000
   Loss on sale of securities ....................................           508,000                 --
   Provision for income taxes ....................................                --            295,000
   Depreciation and amortization .................................            59,000                 --
   Change in net assets/liabilities of discontinued operations ...                --           (500,000)
   Increase in receivables .......................................          (170,000)                --
   (Increase) decrease in prepaid expenses and other assets ......          (107,000)           630,000
   Increase (decrease) in accounts payable, accrued
      expenses and other liabilities .............................            76,000           (568,000)
                                                                        ------------       ------------
                                                                          (1,375,000)           301,000
                                                                        ------------       ------------
Investing Activities
   Net proceeds from sale of Calton Homes, Inc. ..................                --         41,048,000
   Sale of securities available for sale .........................         1,349,000                 --
   Collection of holdback receivable .............................         1,000,000            104,000
   Purchase of securities available for sale .....................          (825,000)        (3,098,000)
   Acquisition of business, net of cash acquired .................           (20,000)                --
   Purchase of property and equipment ............................          (241,000)                --
                                                                        ------------       ------------
                                                                           1,263,000         38,054,000
                                                                        ------------       ------------
 Financing Activities
   Stock repurchase ..............................................           (58,000)        (7,345,000)
   Stock options exercised .......................................           149,000            330,000
                                                                        ------------       ------------
                                                                              91,000         (7,015,000)
                                                                        ------------       ------------
Net (decrease) increase in cash and cash equivalents .............           (21,000)        31,340,000
Cash and cash equivalents at beginning of period .................        33,786,000             85,000
                                                                        ------------       ------------
Cash and cash equivalents at end of period .......................      $ 33,765,000       $ 31,425,000
                                                                        ------------       ------------
Noncash Investing Activities:
   Conversion of notes receivable into investments ...............      $    338,000       $         --
                                                                        ============       ============
   Stock repurchase payable ......................................      $    367,000       $         --
                                                                        ============       ============

          See accompanying notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          Six Months Ended May 31, 2000
                                   (Unaudited)
                             (amounts in thousands)


                                                                                                      Accumulated
                                         Total                                                          Other
                                      Shareholders'   Common    Paid In    Retained     Treasury     Comprehensive    Comprehensive
                                        Equity        Stock     Capital    Earnings      Stock           Loss            Earnings
                                      -------------   ------    -------    --------     --------     -------------    -------------
Balance, November 30, 1999...........   $38,654        $283     $32,636     $14,951     $(8,698)       $(518)             $4,321
                                                                                                                          ------
Net (loss)...........................    (1,741)         --          --      (1,741)         --           --              (1,741)

Issuance of stock under
   stock option plans................       149           4         145          --          --           --                  --

Less: Purchase of Treasury stock.....      (425)         --          --          --        (425)          --                  --

Comprehensive loss:
   Unrealized holding gains in
      securities, net of tax.........       398          --          --          --          --          398                 398

Reclassification adjustment
   for loss realized in net income...       518          --          --          --          --          518                 518
                                                                                                                          ------
Comprehensive loss...................        --          --          --          --          --           --                (825)
                                        -------        ----     -------     -------     -------        -----              ------
Balance, May 31, 2000...............    $37,553        $287     $32,781     $13,210     $(9,123)       $ 398              $3,496
                                        =======        ====     =======     =======     =======        =====              ======

          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1999. Certain reclassifications have been made to prior years' financial statements in order to conform with the current presentation. All significant intercompany accounts and transactions have been eliminated. Operating results for the six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000.

     On December 31, 1998, the Company completed the sale of Calton Homes, Inc. ("Calton Homes"), its primary operating subsidiary, to Centex Real Estate Corporation ("Centex" or the "Purchaser"). As a result of the sale of Calton Homes and the sale of the Florida homebuilding assets that occurred at the end of fiscal 1997, the financial statement presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business".

     Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one split of the Common Stock. As a result of this recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. There were 1,521 fractional shares that resulted from the share combination that were repurchased by the Company in June 2000 for approximately $10,000, based upon the closing market value of the Common Stock on May 31, 2000. All Common Stock and per share information has been adjusted to reflect the Recapitalization as if such Recapitalization had taken place at the beginning of the periods presented.

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts, effective for financial statements issued for periods ending after December 15, 1997. As of May 31, 2000, there were 21,470,000 shares of Common Stock and options to purchase 3,963,000 shares of Common Stock outstanding. After giving effect to the Recapitalization, there were 4,294,000 shares of Common Stock and options to acquire 793,000 shares of Common Stock outstanding. In addition, a warrant to purchase 240,000 shares (as adjusted to reflect the Recapitalization) was issued in January, 2000 as part of the acquisition of a 50.4% equity interest in PrivilegeONE Networks, LLC ("PrivilegeONE"). The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. Common stock equivalents from various stock option plans and the warrant used in calculating the diluted earnings per share have been excluded from the loss per share calculations for the six months ended May 31, 2000 because the effect would be antidilutive.

2. Securities Available For Sale

     During the first quarter of 2000 the Company recognized a $508,000 loss on securities sold.

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

     The Company's aggregate investment in CorVu Corporation classified as Securities available for sale has been valued at $1,664,000, based on a market price of $1.875 for CorVu as of May 31, 2000, in accordance with Statement of Financial Accounting Standards No. 115. The Company's aggregate cost basis in the stock and the warrants of CorVu is approximately $1,000,000. The Company recorded an unrealized gain on Securities available for sale in the amount of $398,000, net of tax as of May 31, 2000.

     The aggregate 478,000 warrants (including 253,000 warrants acquired in November 1999) and 518,000 shares of CorVu Common Stock are currently unregistered securities and are expected to be registered during fiscal 2000. The Company has significant exposure to market risks associated with declines in trading prices of these securities.

     Also included in securities available for sale are non-readily marketable investments which are maintained at cost in the amount of $85,000.

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

Net assets (liabilities) of discontinued operations are as follows (amounts in thousands):

                                                      May 31,      November 30,
                                                       2000            1999
                                                   -----------     ------------
                                                   (unaudited)
Assets
   Receivables and other assets ..............        $  --           $ 104
   Commercial land ...........................          109             109
Liabilities
   Accounts payable and accrued expenses......         (559)           (650)
                                                      -----           -----
Net assets/(liabilities) .....................        $(450)          $(437)
                                                      =====           =====

    Results of operations from discontinued operations are as follows (amounts in thousands):

                                                           Six Months Ended
                                                       ------------------------
                                                       May 31,          May 31,
                                                        2000             1999
                                                       -------          -------
Revenues ........................................      $    --          $ 6,513
                                                       -------          -------
   Cost of revenue ..............................           --            5,710
   Selling, general and administrative ..........           --            1,282
                                                       -------          -------
                                                            --            6,992
                                                       -------          -------

Loss from operations ............................           --             (479)
Benefit for income taxes ........................           --             (192)
                                                       -------          -------
Net loss from discontinued operations ...........      $    --          $  (287)
                                                       =======          =======

4. Commitments and Contingent Liabilities

     (a) As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the Purchaser that requires the Purchaser to make payments of $1,300,000 per year over a three-year period to the Company.

     (b) The Stock Purchase Agreement pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the Purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the Purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of May 31, 2000 there was $1,551,000 in the Specific Indemnification Funds, and $1,496,000 in the General Indemnification Funds. In January 2000, the Purchaser asserted a $253,000 claim for indemnification related to certain alleged misrepresentations and liabilities allegedly arising out of the events occurring prior to the sale of Calton Homes and has instituted an arbitration proceeding pursuant to the indemnity agreement. The Company believes that it has meritorious defenses to the indemnity claim and intends to vigorously contest this matter, however, no assurance can be given that the Company will not be required to make the indemnity payment. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $3,000,000 if created prior to December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

5. Acquisition of Business

     In January 2000, the Company acquired a 50.4% collective direct and indirect (through ownership in a parent company) interest in PrivilegeONE Networks, LLC. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry.

     In order to execute the PrivilegeONE business plan, PrivilegeONE management is currently pursuing arrangements with financial institutions to issue and process credit cards marketed by PrivilegeONE. If PrivilegeONE is unable to secure such an arrangement, PrivilegeONE will be unable to execute its business plan and the investment may be abandoned.

     The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 of cash and a five-year warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. As of the acquisition date, the warrant was determined to have nominal value. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. Goodwill in the amount of $138,000 was recorded and will be amortized over five years. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note, which bears interest at the rate of 10% per annum and becomes due in January 2004. As of May 31, 2000, $776,000 was advanced to PrivilegeONE. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until the later of the time that the note is repaid or January 2004. The Company has entered into owners agreements with the other owners of PrivilegeONE and its parent company which obliges each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wishes to transfer its equity interest. The agreements also grant the Company the preemptive right to acquire a proportionate share of any additional securities issued by PrivilegeONE or its parent and provide that certain actions may not be taken without the Company's approval.

6. Segment Reporting

     Through the acquisition of substantially all the assets of iAW, Inc., an Internet business solutions provider, in July 1999, the Company entered into a new business and related industry. The acquired business is operated through a wholly owned subsidiary, eCalton.com ("eCalton"). Revenues of eCalton are primarily recognized under the percentage of completion method of accounting based on the ratio of costs incurred compared to estimated costs. Provisions for estimated losses on uncompleted contracts are made in circumstances in which such losses are probable. The Company does not have any foreign operations. In addition, the Company acquired a 50.4% equity interest in PrivilegeONE and consolidated its operations that are primarily start up activities. The following schedule illustrates eCalton and PrivilegeONE relative to the consolidated Company for the six months ended May 31, 2000
(dollars in thousands):


                                                                                      Corporate and
                                                                                       Consulting         Total
                                                         eCalton      PrivilegeONE      Services         Company
                                                         -------      ------------    -------------      -------
Total revenues .....................................     $  555          $  --           $ 1,712         $ 2,267
Total cost of revenues (a) .........................        389             --                --             389
Total selling, general and administrative expenses..      1,160            734             1,217           3,111
Income (loss) from operations ......................       (994)          (734)              495          (1,233)
Loss on sale of securities .........................         --             --              (508)           (508)
Loss from continuing operations ....................       (994)          (734)              (13)         (1,741)
Total assets .......................................     $  818          $  60           $39,184         $40,062

----------
(a) Total cost of revenues represents production costs (including allocated salaries, computer hardware, computer software and video conferencing costs).

7. Shareholders' Equity

     Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one split of the Common Stock. As a result of this recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. As of May 31, 2000 there were 21,470,000 shares of Common Stock outstanding and 3,963,000 options to purchase Common Stock outstanding. After giving effect to the Recapitalization, there were 4,294,000 shares of Common Stock and 793,000 options outstanding. There were 1,521 fractional shares that resulted from the share combination that were repurchased by the Company in June 2000 for approximately $10,000 based upon the closing market value of the Common Stock on May 31, 2000.

     After giving effect to the Recapitalization, the Company's Certificate of Incorporation provides for 10,740,000 authorized shares of Common Stock (par value $.05 per share), 520,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 2,000,000 shares of Class A Preferred Stock (par value $.10 per share), 200,000 of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

     The Company commenced a significant stock repurchase program pursuant to which it announced its intention to repurchase up to 2,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions. As of May 31, 2000, there were 1,454,000 shares held in Treasury in the amount of $9,123,000.

     In April 2000, the shareholders of the Company approved the adoption of the 2000 Equity Incentive Plan (the "2000 Plan"). The aggregate number of shares of Common Stock reserved for issuance pursuant to awards granted under the plan is 800,000 shares. Following the adoption of the 2000 Plan, the Company's Board of Directors approved the grant to nine employees of options to acquire an aggregate of 20,400 shares of Common Stock at an exercise price of $8.75 per share. These options have a ten-year term and vest in five equal annual installments.

8. Subsequent Event

     In June 2000 the Company acquired a 51% interest in Innovation Technology Partners, LLC ("ITP"), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies. Through strategic alliances, ITP will provide technology hosting and infrastructure services such as human resources management, finance and accounting functions, and Internet/application service provider services. For its efforts, ITP charges cash fees, accepts equity positions in its clients, or a combination of both.

     In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The loan, which bears interest at a rate per annum equal to prime plus one percent is due in June 2004. Executive management of ITP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. ITP management may also be granted options to acquire up to 150,000 shares of Common Stock of the Company if ITP successfully executes its business plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2000 AND 1999

     Revenues for the three and six months ended May 31, 2000 were $1.2 million and $2.3 million, respectively as compared to $.8 million and $1.4 million for the three and six months ended May 31, 1999, respectively. The current quarter revenues include: $325,000 from the consulting agreement with the Purchaser of Calton Homes, Inc., interest income of $.5 million, and $.3 million of revenues earned by eCalton. The revenues for the comparable quarter of the prior year were comprised of $.3 million derived from the consulting agreement and $.5 million of interest income.

     Revenues for the six months ended May 31, 2000 were comprised of: $.6 million from the consulting agreement with the purchaser of Calton Homes, $1.1 million of interest income and $.6 million from eCalton as compared to $.5 million from the consulting agreement and $.9 million of interest income for the six months ended May 31, 1999. eCalton was not acquired until the third quarter of 1999.

     Selling, general and administrative costs were $1.6 million and $3.1 million for the three and six months ended May 31, 2000 as compared to $.4 million and $.7 million for the three and six months ended May 31, 1999, respectively. These significant increases are attributable to the operations of eCalton and PrivilegeONE aggregating $1.0 million and $1.8 million for the three and six months ended May 31, 2000. eCalton's selling, general and administrative expenses have increased during the second quarter to $.7 million from $.5 during the first quarter as a result of additional hiring of personnel. General and administrative costs have also increased at Calton, Inc. to $1.3 million for the six months ended May 31, 2000 as compared to $.7 million for the six months ended May 31, 1999 primarily due to personnel additions and increased professional costs, attributable to increasing acquisition related activities and resources. Also included in selling, general and administrative costs is $.3 million related to proposed transactions that were abandoned.

     The Company recorded a $508,000 loss on the sale of securities available for sale during the six months ended May 31, 2000.

     For the three and six months ended May 31, 2000, no tax benefit was recorded on the loss from continuing operations due to the uncertainty of realization.

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

     At May 31, 2000 there was $1.5 million in the General Indemnification Funds and $1.6 million in the Specific Indemnification Funds. During the first quarter of 2000, approximately $1.0 million was collected out of the General Indemnification Funds, and indemnity claims totaling approximately $253,000 have been made by the Purchaser, and the Purchaser has instituted an arbitration proceeding with respect to $202,000 of these claims in accordance with the terms of the indemnification agreement. Although no assurance can be given that the Company will not be required to indemnify the Purchaser, the Company believes it has meritorious defenses against these claims. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from sale of Calton Homes.

     As of May 31, 2000 the Company had $33.8 million of highly liquid money market funds. The Company's strategic plan is to acquire controlling interests in companies within the information technology industry, including Internet and e-commerce. Also, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed spin-off to its shareholders of a 15% interest in Calton Acquisition Corp., a wholly owned subsidiary which was formed to pursue a merger or other business combination with an operating business. Calton has made a $250,000 equity contribution and a $750,000 loan to Calton Acquisition Corp., which has no other assets and which has not conducted any business.

     In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 240,000 shares of Common Stock at an exercise price of $12.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earning targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note, which bears interest at the rate of 10% per annum and becomes due in January 2004. Through May 31, 2000 the Company had funded $776,000 of the $1.5 million.

     In June 2000, the Company acquired a 51% interest in Innovation Technology Partners, LLC ("ITP), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture.

     The Company believes that current cash on hand, proceeds from the collection of the holdback receivable, income tax payment reductions derived from NOL utilization, and funds provided under the consulting agreement with the Purchaser of Calton Homes which provides for payments of $1.3 million per year, until December 31, 2002, will provide sufficient capital to support the Company's operations. As of May 31, 2000 the Company had repurchased an aggregate of 1.5 million shares for $9.1 million, an average price of $6.27 per share, pursuant to its stock repurchase program.

Cash Flows from Operating Activities

     The proceeds from the sale of Calton Homes are primarily invested in highly liquid funds earning interest at approximately 6.2% per annum that generated approximately $1.0 million for the six months ended May 31, 2000. Additional cash flows from operating activities include revenues derived from the consulting agreement of $325,000 per quarter. Cash utilized for operating activities for the quarter include general and administrative costs, funding eCalton's operations as it continues to develop its business plan, and funding PrivilegeONE's start-up operations.

     It is anticipated that the Company's operating activities combined with the operations of eCalton and PrivilegeONE will continue to create negative cash flow until such time that those operations execute the strategies identified in their business plans.

Cash Flows from Investing Activities

     The Company sold the securities available for sale during the six months ended May 31, 2000 and received proceeds of $1.3 million. In addition, approximately $1.0 million was collected from the Holdback receivable during the quarter.

     In January 2000, the Company purchased an additional 375,000 shares of CorVu Corporation Common Stock and a five-year warrant which entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00. The total consideration for the stock and the warrant was $750,000. Both the stock and the warrants are not registered and are subject to current restrictions on trading, however it is anticipated that the securities will be registered during fiscal 2000.

     In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE . The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant. In addition to its equity interest, the Company has agreed to loan up to $1.5 million to PrivilegeONE pursuant to a note, of which $672,000 was funded during the six months ended May 31, 2000 and advances of $104,000 to PrivilegeONE were outstanding at the beginning of the year.

Cash Flows from Financing Activities

     During the six months ended May 31, 2000, certain optionholders exercised their options to purchase 70,600 shares as adjusted for the reverse stock split under the 1993 and 1996 Stock Option Plans generating $149,000. In addition, the Company repurchased 74,000 shares (as adjusted for the reverse stock split) for $425,000 during the first six months of fiscal 2000.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders

          The Company held its 2000 Annual Meeting of shareholders (the "Meeting") on April 17, 2000. At the Meeting, shareholders were asked to reelect Frank Cavell Smith, Jr. as director until the 2004 annual meeting and to adopt the Calton, Inc. 2000 Equity Incentive Plan. The results of the voting were as follows:


                                                                                                            Broker
                                                        For        Against      Withheld      Abstain      Non-Votes
                                                    ----------     -------      --------      -------     ----------
     Election of Frank Cavell Smith, Jr.            20,477,248          --       162,863           --             --

     Adoption of the 2000 Equity Incentive Plan      9,141,267     406,853            --       30,322     11,061,669

          Shareholder votes do not reflect the reverse split that occurred at the close of business on May 31, 2000. The terms of office of each of Anthony J. Caldarone, J. Ernest Brophy, Mark N. Fessel, Kenneth D. Hill, and Robert Naughton, continued after the Meeting.

Item 5. Other Information

     (i) Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one split of the Common Stock. As a result of the recapitalization, each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. All stock options and the warrant outstanding have been proportionately adjusted.

     (ii) In June, 2000 the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed spin-off to its shareholders of a 15% interest in Calton Acquisition Corp., a wholly-owned subsidiary which was recently formed to pursue a merger or other business combination with an operating business. Calton has made a $250,000 equity contribution and a $750,000 loan to Calton Acquisition Corp., which has no other assets and which has not conducted any business.

     (iii) In June 2000, the Company acquired a 51% interest in Innovation Technology Partners, LLC ("ITP), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The Company's agreement with ITP and the other owners of ITP obliges each of the owners to offer its interest in ITP to the other owners in the event the owner wishes to transfer its equity interest. In addition, if the holders of a majority of the outstanding interests in ITP decide to sell their interests, they must, at the request of the minority owners, condition their sale of the interests on the buyer's purchase of the interests owned by the minority owners. Certain of the other owners of ITP have been issued warrants to acquire an aggregate 11.1% interest in ITP at a value to be determined by appraisal if certain events occur, including the completion of an initial public offering by ITP, a merger or other business combination involving ITP, a change of control of ITP, or if Anthony J. Caldarone ceases to be Chairman of the Company.

Item 6. Exhibits and Reports on Form 8-K

     A) Exhibits

        27. Financial Data Schedule as of May 31, 2000

     B) Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Calton, Inc.
                                    --------------------------------------------
                                                  (Registrant)


                                By: /s/ David J. Coppola
                                    --------------------------------------------
                                    David J. Coppola
                                    Vice-President and Treasurer
                                    (Principal Financial and Accounting Officer)

Date: July 14, 2000