Form 10-Q
period 2000-08-31
CALTON INC
filed 2000-10-13
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended August 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                  22-2433361
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                 Identification Number)

            125 HALF MILE ROAD
           RED BANK, NEW JERSEY                             07726-8790
(Addresses of principal executive offices)                   Zip Code

                         Registrant's telephone number,
                      including area code: (732) 212-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of October 10, 2000, 4,256,000 shares of Common Stock were outstanding after giving effect to the reverse/forward split that occurred at the close of business on May 31, 2000.

                         CALTON, INC. AND SUBSIDIARIES

                                     INDEX


  PART I.     FINANCIAL INFORMATION                                                              Page No.
                                                                                                 --------

              Item 1.  Financial Statements (Unaudited)...................................

                       Consolidated Balance Sheets at
                       August 31, 2000 and November 30, 1999 .............................           3

                       Consolidated Statements of Operations for the
                       Three Months Ended August 31, 2000 and 1999 .......................           4

                       Consolidated Statements of Operations for the
                       Nine Months Ended August 31, 2000 and 1999 ........................           5

                       Consolidated Statements of Cash Flows for the
                       Nine Months Ended August 31, 2000 and 1999 ........................           6

                       Consolidated Statement of Changes in Shareholders'
                       Equity for the Nine Months Ended August 31, 2000 ..................           7

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations .....................          14
              Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk .................................................          17

  PART II     OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K ..................................          18

  SIGNATURES .............................................................................          18

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

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                  August 31,          November 30,
                                                                                    2000                 1999
                                                                                -------------        -------------
ASSETS                                                                                                 (unaudited)
     Current Assets
         Cash and cash equivalents                                              $  31,589,000        $  33,786,000
         Available for sale securities                                                902,000            1,355,000
         Current portion of holdback receivable                                     1,691,000            1,205,000
         Receivables                                                                  878,000              337,000
         Income tax receivable                                                        205,000                    0
         Prepaid expenses and other assets                                            418,000              202,000
         Net assets of discontinued operations                                        265,000                   --
                                                                                -------------        -------------
            Total current assets                                                   35,948,000           36,885,000

         Non-current portion of holdback receivable                                 1,294,000            2,842,000
         Notes receivable                                                                  --              338,000
         Goodwill, net                                                                210,000              233,000
         Fixed assets, net                                                            570,000              143,000
         Other assets                                                                  25,000                   --

                                                                                -------------        -------------
            Total assets                                                        $  38,047,000        $  40,441,000
                                                                                =============        =============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
         Accounts payable, accrued expenses and other liabilites                $   1,667,000        $   1,350,000
         Net liabilities of discontinued operations                                        --              437,000
                                                                                -------------        -------------
            Total current liabilities                                               1,667,000            1,787,000

         Minority interest                                                            360,000                   --

SHAREHOLDERS' EQUITY
         Preferred Stock                                                                   --                   --
         Common stock                                                                 287,000              283,000
         Paid in capital                                                           33,274,000           32,636,000
         Retained earnings                                                         11,861,000           14,951,000
         Less cost of shares held in treasury                                      (9,294,000)          (8,698,000)
         Accumulated other comprehensive loss:
            Unrealized loss in available for sale securities                         (108,000)            (518,000)

                                                                                -------------        -------------
            Total shareholders' equity                                             36,020,000           38,654,000

                                                                                -------------        -------------
            Total liabilites, minority interest and shareholders' equity        $  38,047,000        $  40,441,000
                                                                                =============        =============

               See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                    2000                 1999
                                                                                -------------        -------------

Revenues                                                                        $   1,064,000        $     362,000
                                                                                -------------        -------------

Costs and expenses
     Cost of revenues                                                                 413,000               43,000
     Selling, general and administrative                                            2,722,000              527,000
                                                                                -------------        -------------
                                                                                    3,135,000              570,000

                                                                                -------------        -------------
Loss from operations                                                               (2,071,000)            (208,000)

Interest income                                                                       535,000              505,000
Loss on disposition of securities                                                    (210,000)                  --
Income (loss) from continuing operations before income taxes,
                                                                                -------------        -------------
     minority interest and discontinued operations                                 (1,746,000)             297,000

Minority interest                                                                     192,000                   --
                                                                                -------------        -------------
Income (loss) from continuing operations before income taxes                       (1,554,000)             297,000

Income tax expense (benefit)                                                         (205,000)             119,000
                                                                                -------------        -------------
Income (loss) from continuing operations                                           (1,349,000)             178,000

Loss from discontinued operations, net of a benefit
     for income taxes of $63,000 in 1999                                                   --             (100,000)

                                                                                -------------        -------------
Net income (loss)                                                               $  (1,349,000)       $      78,000
                                                                                =============        =============

Earnings (loss) per share
     Basic:
         Income (loss) from continuing operations                               $       (0.32)       $        0.04
         Loss from discontinued operations, net                                            --                (0.02)
                                                                                -------------        -------------
         Net income (loss)                                                      $       (0.32)       $        0.02
                                                                                =============        =============

     Diluted:
         Income (loss) from continuing operations                               $       (0.32)       $        0.04
         Loss from discontinued operations, net                                            --                (0.02)
                                                                                -------------        -------------
         Net income (loss)                                                      $       (0.32)       $        0.02
                                                                                =============        =============

Weighted average number of shares outstanding
         Basic                                                                      4,261,000            4,359,000
         Diluted                                                                    4,261,000            4,542,000

         See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                    2000                 1999
                                                                                -------------        -------------

Revenues                                                                        $   2,273,000        $     801,000
                                                                                -------------        -------------

Costs and expenses
     Cost of revenues                                                                 802,000               43,000
     Selling, general and administrative                                            5,833,000            1,190,000
                                                                                -------------        -------------
                                                                                    6,635,000            1,233,000

                                                                                -------------        -------------
Loss from operations                                                               (4,362,000)            (432,000)

Interest income                                                                     1,593,000            1,468,000
Loss on disposition of securities                                                    (718,000)                  --
Income (loss) from continuing operations before income taxes,
                                                                                -------------        -------------
     minority interest and discontinued operations                                 (3,487,000)           1,036,000

Minority interest                                                                     192,000                   --
                                                                                -------------        -------------
Income (loss) from continuing operations before income taxes                       (3,295,000)           1,036,000

Income tax expense (benefit)                                                         (205,000)             414,000
                                                                                -------------        -------------
Income (loss) from continuing operations                                           (3,090,000)             622,000

Loss from discontinued operations, net of a benefit
     for income taxes of $255,000 in 1999                                                  --             (387,000)

Gain from sale of Calton Homes, Inc. net of a provision
     in lieu of taxes of $3,037,000                                                        --            4,554,000

                                                                                -------------        -------------
Net income (loss)                                                               $  (3,090,000)       $   4,789,000
                                                                                =============        =============

Earnings (loss) per share
     Basic:
         Income (loss) from continuing operations                               $       (0.72)       $        0.13
         Loss from discontinued operations, net                                            --                (0.08)
         Gain from sale of Calton Homes, Inc., net                                         --                 0.98
                                                                                -------------        -------------
         Net income (loss)                                                      $       (0.72)       $        1.03
                                                                                =============        =============

     Diluted:
         Income (loss) from continuing operations                               $       (0.72)       $        0.13
         Loss from discontinued operations, net                                            --                (0.08)
         Gain from sale of Calton Homes, Inc., net                                         --                 0.94
                                                                                -------------        -------------
         Net income (loss)                                                      $       (0.72)       $        0.99
                                                                                =============        =============

Weighted average number of shares outstanding
         Basic                                                                      4,299,000            4,625,000
         Diluted                                                                    4,299,000            4,863,000

          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                    2000                 1999
                                                                                -------------        -------------
OPERATING ACTIVITIES
Net income (loss)                                                               $  (3,090,000)       $   4,789,000
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities
     Subsidiary options issued for services                                            25,000                   --
     Loss attributable to minority interest                                          (192,000)                  --
     Loss on disposition of securities                                                718,000                   --
     Impairment of goodwill                                                           119,000                   --
     Gain from the sale of Calton Homes, Inc.                                              --           (4,554,000)
     Loss from discontinued operations                                                     --              387,000
     Provision for income taxes                                                            --              414,000
     Depreciation and amortization                                                    103,000                   --
     Change in net assets/liabilities of discontinued operations                     (224,000)            (554,000)
     Decrease (increase) in accounts receiveable                                     (541,000)             104,000
     Decrease (increase) in income taxes receivable                                  (205,000)                  --
     Decrease (increase) in notes receivable                                          104,000                   --
     (Increase) decrease in prepaid expenses and other assets                        (241,000)             859,000
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                               317,000             (658,000)
                                                                                -------------        -------------
                                                                                   (3,107,000)             787,000
INVESTING ACTIVITIES
     Net proceeds from sale of Calton Homes, Inc.                                          --           41,048,000
     Sale of available for sale securities                                          1,346,000                   --
     Collection of holdback receivable                                              1,062,000                   --
     Purchase of available for sale securities                                       (967,000)          (3,396,000)
     Acquisition of business, net of cash acquired                                   (138,000)            (250,000)
     Purchase of property and equipment                                              (436,000)                  --
                                                                                -------------        -------------
                                                                                      867,000           37,402,000
FINANCING ACTIVITIES
     Stock repurchase                                                                (596,000)          (8,095,000)
     Capital contributed by minority owners of
         Innovation Technology Partners                                               500,000                   --
     Shares repurchased upon recapitalization                                         (10,000)                  --
     Stock options exercised                                                          149,000              337,000
                                                                                -------------        -------------
                                                                                       43,000           (7,758,000)

Net (decrease) increase in cash and cash equivalents                               (2,197,000)          30,431,000
Cash and cash equivalents at beginning of period                                   33,786,000               85,000
                                                                                -------------        -------------
Cash and cash equivalents at end of period                                      $  31,589,000        $  30,516,000
                                                                                =============        =============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Acquisition of assets                                                      $           0        $      54,000
     Conversion of CorVu and PrivilegeONE notes receivable
         into investments                                                             338,000                   --
     Fixed asets contributed by minority owners of
         Innovation Technology Partners                                                52,000                   --
     Subsidiary options issued for services                                            25,000                   --

          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       NINE MONTHS ENDED AUGUST 31, 2000
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                          Accumulated
                                                                                             Other      Compre-        Total
                                    Common        Paid In       Retained       Treasury     Compre-     hensive     Shareholders'
                                    Stock         Capital       Earnings        Stock     hensive Loss  Earnings       Equity
                                   --------      ---------      ---------    -----------  ------------  --------    -------------
Balance,
     November 30, 1999             $    283      $  32,636      $  14,951      $ (8,698)     $ (518)    $  4,321      $  38,654
     Net Loss                            --             --         (3,090)           --          --       (3,090)        (3,090)

Issuance of Stock under
     stock option plans                   4            145             --            --          --           --            149
Less:  Purchase of
     treasury stock                      --             --             --          (596)         --           --           (596)
Comprehensive Loss:
     Unrealized holding
     loss on securities                  --             --             --            --        (108)        (108)          (108)
Reclassification adjustment
     for loss realized in
     net loss                            --             --             --            --         518          518            518
Income tax refund                        --            478             --            --          --           --            478
Shares retired upon
     recapitalization of
     the Company                         --            (10)            --            --          --           --            (10)
Subsidiary options issued
     for services                        --             25             --            --          --           --             25
                                                                                                        --------
Comprehensive loss                                                                                        (2,680)

Balance,
                                   --------      ---------      ---------      --------      ------     --------      ---------
     August 31, 2000               $    287      $  33,274      $  11,861      $ (9,294)     $ (108)    $  1,641      $  36,020
                                   ========      =========      =========      ========      ======     ========      =========

          See accompanying notes to consolidated financial statements.

                         CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the Company's annual report for the year ended November 30, 1999. Certain reclassifications have been made to prior years' financial statements in order to conform to the current presentation. Operating results for the three and nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended November 30, 2000.

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

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic and diluted per share amounts. As of August 31, 2000, there were 4,256,000 shares of Common Stock outstanding and options to purchase 812,000 shares of Common Stock outstanding, after giving effect to the Recapitalization. In addition, a warrant to purchase 240,000 shares (adjusted to reflect the Recapitalization) was issued in January 2000 as part of the acquisition of a 50.4% equity interest in PrivilegeONE Networks, LLC ("PrivilegeONE"). The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. Common stock equivalents from various stock option plans and the PrivilegeONE warrant have been excluded from the loss per share calculations for the three and nine months ended August 31, 2000 because the effect would be antidilutive.

2.   CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. The Company consolidates a subsidiary when it owns directly or indirectly more than 50% of the outstanding voting securities. Under this method, a subsidiary's results of operations, cash flows and balance sheets are reflected in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated. Participation of other shareholders in the earnings and losses of consolidated majority owned subsidiaries are reflected in the caption "Minority Interest" in the Company's Consolidated

Financial Statements. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's shares of the earnings or losses of majority owned subsidiaries. In certain circumstances where majority owned subsidiaries incur losses, and the Company is unable to pass these losses through to minority shareholders, the Company records the entire loss of the subsidiary.

3.   AVAILABLE-FOR-SALE SECURITIES

         Available-for-Sale Securities at August 31, 2000 consists primarily of common stock held in CorVu Corporation (OTCBB: CRVU) and is classified in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These Available-for-Sale Securities are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in the caption "Loss on disposition of Securities".

         In January 2000, a note receivable in the amount of $234,000 issued to the Company by CorVu was converted into 143,000 common shares of CorVu pursuant to the terms of the note. In addition, the Company purchased an additional 375,000 shares of CorVu common stock and a five-year warrant for 225,000 shares of CorVu for $750,000. The warrant entitles the Company to acquire certain specified quantities of CorVu shares at exercise prices ranging from $2.00 per share to $8.00 per share.

         The Company's investment in CorVu common stock is included in available-for-sale securities, and has been valued at $648,000, based on a market price of $1.25 as of August 31, 2000 for CorVu common stock. The warrants associated with the CorVu common stock are included on the balance sheet as available-for-sale securities, and have been valued at $234,000 based upon an independent valuation. The Company's aggregate cost basis in the stock and the warrants of CorVu is approximately $1,000,000. The Company recorded an unrealized loss on available for sale securities in the amount of $108,000, net of tax as of August 31, 2000. The Company has significant exposure to market risks associated with declines in the price of Corvu common stock.

         Also included in securities available for sale are non-readily marketable investments that are valued at $20,000.

         For the quarter ended August 31, 2000 the Company reported a loss on disposition of securities in the amount of $210,000 resulting from what management believes is a permanent decline in non-readily marketable securities. For the nine months ended August 31, 2000 the Company reported a loss on disposition of securities in the amount of $718,000, resulting from what management believes is a permanent decline in non-readily marketable securities in the amount of $210,000 and a loss in the amount of $508,000 from the sale of marketable securities.

4.   DISCONTINUED OPERATIONS

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

         During the quarter ended August 31, 2000 the Company filed for a federal income tax refund in the amount of $1,298,000 resulting from the carryback of certain losses to years in which the Company incurred income taxes. $1,093,000 of the $1,298,000 relates to issues in periods that were prior to the sale of the homebuilding businesses and, accordingly, has been accounted for as receivables in net assets of discontinued operations. Of this amount, $615,000 has been reserved at this time. Consequently, this amount has been recorded as a reduction of the $1,093,000 and is reflected in the following tables resulting in a net tax asset of $478,000.

NET ASSETS (LIABILITIES) OF DISCONTINUED OPERATIONS ARE AS FOLLOWS (AMOUNTS IN THOUSANDS):

                                                                   August 31,      November 30,
                                                                     2000             1999
                                                                  -----------     -------------
                                                                  (unaudited)
 Assets
   Receivables and other assets ..........................         $     0          $   104
   Commercial land .......................................             109              109
    Federal income tax recoverable .......................             478

 Liabilities
   Accounts payable and accrued expenses .................            (322)            (650)
                                                                   -------          -------
 Net assets (liabilities) ................................         $   265          $  (437)
                                                                   -------          -------

RESULTS OF OPERATIONS FROM DISCONTINUED OPERATIONS ARE AS FOLLOWS (AMOUNTS IN THOUSANDS):

                                                                        Nine Months Ended
                                                                     -----------------------
                                                                     August 31,   August 31,
                                                                        2000         1999
                                                                     ----------   ----------
Revenues ...................................................         $    --        $ 6,513
                                                                     -------        -------
     Cost of revenue .......................................              --          5,710
     Selling, general and administrative ...................              --          1,445
                                                                     -------        -------
Total Expenses .............................................              --          7,155
                                                                     -------        -------

Loss from operations .......................................              --           (642)
Benefit for income taxes ...................................              --           (255)
                                                                     -------        -------
Net loss from discontinued operations ......................         $    --        $  (387)
                                                                     -------        -------


5.   COMMITMENTS AND CONTINGENT LIABILITIES

         As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the Purchaser that requires the Purchaser to make payments of $1,300,000 per year over a three-year period to the Company that expires on December 31, 2001.

         The Stock Purchase Agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the Purchaser for, among other things, breaches of the agreement and certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000. On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the Purchaser pursuant to which $5,159,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and $2,159,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of August 31, 2000 there was $1,573,000 in the Specific Indemnification Funds, and $1,412,000 in the General Indemnification Funds. In January 2000, the Purchaser asserted a $253,000 claim for indemnification related to certain alleged misrepresentations and liabilities allegedly arising out of the events occurring prior to the sale of Calton Homes and has instituted an arbitration proceeding pursuant to the indemnity agreement. The Company believes that it has meritorious defenses to the indemnity claim and intends to vigorously contest this matter, however, no assurance can be given that the Company will not be required to make the indemnity payment. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case by case basis as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. In addition, the Company's indemnity obligations are not limited to the amounts deposited in escrow. In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $3,000,000 if created prior to December 31, 2000 and $2,000,000 if created after December 31, 2000. If the liquidation occurs prior to December 31, 2000, the Company may be required to deposit additional amounts in the liquidating trust if the specified litigation is not resolved by such date. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

6.   ACQUISITION OF BUSINESSES

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

         The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 of cash and a five-year warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. As of the acquisition date, the warrant was determined to have nominal value. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. In conjunction with the acquisition of PrivilegeONE, the Company recorded goodwill of $138,000. Due to the difficulties encountered by PrivilegeONE in executing its business plan, the Company believes that it is appropriate to charge to earnings the unamortized balance of the goodwill at August 31, 2000, in the amount of $119,000 which is included in selling, general and administrative expenses. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note, which bears interest at the rate of 10% per annum and becomes due in January 2004. As of August 31, 2000, $1,171,000, which includes principal and interest on the note, has been advanced to PrivilegeONE. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until the later of the time that the note is repaid or January 2004. The Company has entered into agreements with the other owners of PrivilegeONE and its parent company that obliges each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wishes to transfer its equity interest. The accounts of PrivilegeONE have been consolidated along with those of the Company and the Company recognizes 100% of the losses of PrivilegeONE.

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

         In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The loan, which bears interest at a rate per annum equal to prime plus one percent, is due in June 2004. Executive management of ITP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. The accounts of ITP have been consolidated along with those of the Company with the executive management's interest shown as minority interest. Certain owners of ITP have been issued warrants to acquire an aggregate 11.1% interest in ITP at a value to be determined by appraisal if certain events occur, including the completion of a public offering, a merger or other business combination, a change of control, or if Anthony J. Caldarone ceases to be Chairman of the Company. ITP management has been granted options to acquire up to 150,000 shares of Common Stock of the Company if ITP surpasses certain specified earnings targets. The terms of the options require the options to be accounted for under variable plan accounting. As a result, the Company could be subject to expense recognition in the event ITP achieves its target earnings.

         In addition to its management and consulting services, ITP also intends to acquire controlling interests in certain entities that it manages and consults with. The first initiative for this line of ITP business was the acquisition of a 51% owned subsidiary, MindSearch, Inc. (MindSearch), a company which has developed technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. ITP borrowed $500,000 of its $3,500,000 credit facility with the Company to finance the acquisition of the controlling interest in Mindsearch.


7.   SEGMENT REPORTING

         As of August 31, 2000 the Company operates in three business segments, as follows.

         In July 1999 the Company acquired substantially all the assets of iAW, Inc., an Internet business solutions provider. The acquired business is operated through a wholly owned subsidiary, eCalton.com ("eCalton"). Revenues of eCalton are primarily recognized under the percentage of completion method of accounting based on the ratio of costs incurred compared to estimated costs. Provisions for estimated losses on uncompleted contracts are made in circumstances in which such losses are probable.

         In January 2000 the Company acquired a 50.4% equity interest in PrivilegeONE. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry. At this time PrivilegeONE operations consist solely of start up activities, and its entire loss has been included in the Company's consolidated results of operations.

         The Company also provides corporate consulting services related to the sale of the homebuilding assets in December 1998. In addition, in June 2000 the Company acquired a 51% interest in ITP, a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies. Because ITP's operations are similar to that of the Company, the results of operations for ITP are included in the results of operations for the corporate and consulting services segment.

         The Company has no foreign operations.

         Operating results, by segment, for the nine months ended August 31, 2000 are as follows (in thousands):

                                                                                        Corporate and
                                                                                         Consulting         Total
                                                          eCalton       PrivilegeONE      Services          Company
                                                          ----------------------------------------------------------

Total revenues                                            $  1,155        $     --        $   1,118        $   2,273

Total cost of revenues (a)                                     802              --               --              802
Total selling, general and administrative
       expenses                                              2,231           1,095            2,507            5,833
                                                          ----------------------------------------------------------
Income (loss) from operations                               (1,878)         (1,095)          (1,389)          (4,362)

Interest income                                                 --              --            1,593            1,593
Loss on disposition of securities                               --              --             (718)            (718)
                                                          ----------------------------------------------------------
Loss from continuing operations                             (1,878)         (1,095)            (514)          (3,487)

Minory interest                                                 --              --              192              192
Income tax benefit                                              --              --              205              205
                                                          ----------------------------------------------------------
Net income (loss)                                         $ (1,878)       $ (1,095)       $    (117)       $  (3,090)
                                                          ==========================================================

Total assets                                              $  1,368        $     60        $  36,619        $  38,047

         (a) Total cost of revenues represents production costs (consisting primarily of allocated salaries, computer hardware, computer software and video conferencing costs).

8.   SHAREHOLDERS' EQUITY

         Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one split of the Common Stock. As a result of this recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. As of August 31, 2000, there were 4,256,000 shares of Common Stock outstanding and options to purchase 812,000 shares of Common Stock outstanding, after giving effect to the Recapitalization. There were 1,521 fractional shares that resulted from the share combination which were repurchased by the Company in June 2000 for approximately $10,000 based upon the closing market value of the Common Stock on May 31, 2000.

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

         In 1998, the Company commenced a stock repurchase program pursuant to which it announced its intention to repurchase up to 2,000,000 shares of Common Stock in open market repurchases and privately-negotiated transactions. As of August 31, 2000, there were 1,491,000 shares held in Treasury in the amount of $9,294,000.

         In April 2000, the Company adopted the 2000 Equity Incentive Plan. The aggregate number of shares of Common Stock reserved for issuance pursuant to awards granted under the plan is 800,000 shares. In July 2000, Company's Board of Directors approved the grant to 22 employees of options to acquire an aggregate of 19,400 shares of Common Stock at an exercise price of $4.09 per share. The options were granted from the 2000 Equity Incentive Plan. These options have a ten-year term and vest in five equal annual installments. In addition, the Board approved the repricing of existing options to acquire an aggregate of 112,600 shares of common stock. The exercise prices of these options, which ranged from $12.65 to $6.10 per share, were repriced to $4.50 per share.

         During the quarter ended August 31, 2000 the Company filed for a federal income tax refund in the amount of $1,298,000, resulting from the carryback of certain losses to a year in which the Company incurred income taxes. $1,093,000 of this amount relates to issues in periods that were prior to the sale of the homebuilding businesses and, accordingly, have been included in net assets of discontinued operations. Of the $1,093,000, $478,000 is a result of "fresh start" accounting that was used at the time of the Company's reorganization during 1993 and, as a result, is required to be recorded as an increase in paid in capital.

9.   INCOME TAXES

         During the quarter ended August 31, 2000 the Company filed for a federal income tax refund in the amount of $1,298,000, resulting from the carryback of certain losses to years in which the Company incurred income taxes. $205,000 of the refund was a result of 1999 losses and has been recorded as a tax benefit in the current year. The remaining $1,093,000 relates to issues in periods that were prior to the sale of the homebuilding businesses and, accordingly, have been included in net assets of discontinued operations. Of the $1,093,000, $478,000 is a result of "fresh start" accounting that was used at the time of the Company's reorganization during 1993 and, as a result, is required to be recorded as an increase in paid in capital. The difference of $615,000 has been reserved at this time.


10.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to report all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal year 2001. Management believes that adoption of this Statement will not have a material effect on the earnings or financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2000 AND
1999

         Revenues for the three months ended August 31, 2000 were $1,064,000, compared to $362,000 for the three months ended August 31, 1999. Revenue for the quarter ended August 31, 2000 consisted primarily of $325,000 from the consulting agreement with the Purchaser of Calton Homes, Inc. and $600,000 in revenues generated by eCalton through their e-business consulting services. Revenues for the comparable quarter of 1999 were primarily comprised of $325,000 derived from the consulting agreement.

         Revenues for the nine months ended August 31, 2000 were $2,273,000 comprised primarily of $975,000 from the consulting agreement with the purchaser of Calton Homes and $1.2 million from eCalton. Revenues for the nine months ended August 31, 1999 were $ 801,000 which is attributable to the consulting agreement. eCalton was not acquired until the third quarter of 1999, which resulted in nominal revenues for both the quarter and nine months ended August 31, 1999.

         Selling, general and administrative expenses were $2.7 million and $5.8 million for the three and nine months ended August 31, 2000, compared to $.5 million and $1.2 million for the three and nine months ended August 31, 1999, respectively. During 1999 the Company sold its homebuilding business and had minimal operating expenses from eCalton and a reduced corporate office. During fiscal 2000, the Company expanded its operations at eCalton, acquired controlling interests in PrivilegeONE and Innovation Technology Partners, and relocated and increased staffing at its corporate office. As a result, selling, general and administrative expenses experienced a significant increase during fiscal 2000 attributable primarily to payroll and payroll related expenses, professional fees, and abandoned acquisition costs.

         Interest income increased slightly for both the quarter and nine months ended August 31, 2000 when compared to the same periods in the previous year, due primarily to higher interest rates during the current year.

         During the quarter and nine months ended August 31, 2000 the Company recorded an income tax benefit of $205,000 related to a loss carryback to prior years.

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

         At August 31, 2000 there was $1.4 million in the General Indemnification Funds and $1.6 million in the Specific Indemnification Funds. During the first quarter of 2000, approximately $1.0 million was collected by the Company out of the General Indemnification Funds, and indemnity claims totaling approximately $253,000 have been made by the Purchaser. The Purchaser has instituted an arbitration proceeding with respect to $202,000 of these claims in accordance with the terms of the indemnification agreement. Although no assurance can be given that the Company will not be required to indemnify the Purchaser, the Company believes it has meritorious defenses against these claims. The remaining General Indemnification Funds will be disbursed to the Company, subject to claims for indemnification, on December 31, 2000. The Specific Indemnification Funds will be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case-by-case basis, as the litigation is resolved. If all of the specified litigation is not resolved by December 31, 2000, a portion of the General Indemnification Funds will not be disbursed to the Company until the resolution of the litigation. The Company may, under certain circumstances, be required to deposit additional funds in the holdback if all of the specified litigation is not resolved by December 31, 2000. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the Income from sale of Calton Homes.

         As of August 31, 2000 the Company had $31.6 million of cash and cash equivalents. The Company's strategic plan is to acquire controlling interests in companies within the information technology industry, including Internet and e-commerce related businesses.

         In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 240,000 shares of Common Stock at an exercise price of $12.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earning targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note, which bears interest at the rate of 10% per annum and becomes due in January 2004. As of August 31, 2000, $1,171,000, which includes principal and interest was outstanding under the note. The accounts of PrivilegeONE have been consolidated along with those of the Company.

         In June 2000, the Company acquired a 51% interest in Innovation Technology Partners, LLC ("ITP), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The accounts of ITP have been consolidated along with those of the Company. During the third quarter of fiscal 2000 ITP borrowed $500,000 under this loan to acquire a controlling interest in Mindsearch. For a more complete discussion of Mindsearch see Note 6.

         During the quarter ended August 31, 2000 the Company filed an application for an income tax refund with the Internal Revenue Service, for approximately $1.3 million. The application for refund is a result of tax loss carrybacks to 1997 and 1998 when the Company incurred incomes taxes. The full refund was received by the Company in September 2000.

         The Company believes that cash on hand, interest income, proceeds from the collection of the holdback receivable, the income tax refund received in September 2000, and funds provided under the consulting agreement with the Purchaser of Calton Homes, will provide sufficient capital to support the Company's operations for the current and upcoming year.

CASH FLOWS FROM OPERATING ACTIVITIES

         The proceeds from the sale of Calton Homes are primarily invested in cash and cash equivalents which generated interest income of approximately $1.6 million for the nine months ended August 31, 2000. Additional cash flows from operating activities include revenues derived from the consulting agreement of $325,000 per quarter and cash collections by eCalton of approximately $725,000. Cash utilized for operating activities for the quarter and nine months ended August 31, 2000 includes funding the operations of eCalton, PrivilegeONE, and Innovation Technology Partners, as well as the general and administrative costs of Calton, Inc.

         It is anticipated that the Company's operating activities combined with the operations of eCalton, PrivilegeONE and ITP will continue to create negative cash flow until such time that those operations execute the strategies identified in their business plans.

CASH FLOWS FROM INVESTING ACTIVITIEs

         During the nine months ended August 31, 2000 the Company received proceeds in the amount of $1,346,000 from the disposition of securities available for sale. In addition, $1,062,000 was collected from the Holdback receivable during the nine months ended August 31, 2000.

         In January 2000, the Company purchased an additional 375,000 shares of CorVu Corporation Common Stock and a five-year warrant that entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00. The total consideration for the stock and the warrant was $750,000. Both the stock and the warrant are not registered and are subject to current restrictions on trading.

         In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant. In addition to its equity interest, the Company has agreed to loan up to $1.5 million to PrivilegeONE, of which $1,024,000 was advanced during the nine months ended August 31, 2000.

         In June 2000, the Company acquired a 51% equity interest in ITP for $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The loan, which bears interest at a rate per annum equal to prime plus one percent, is due in June 2004. In August, ITP acquired a 51% interest in a venture called Mindsearch. To finance this acquisition, ITP borrowed $500,000 of the $3,500,000 commitment.

         During the nine months ended August 31, 2000 cash used by investing activities included the purchase of available for sale securities in the amount of $967,000 as well as purchases of property and equipment for $436,000.

CASH FLOWS FROM FINANCING ACTIVITIES

         During the nine months ended August 31, 2000, option holders exercised their options to purchase 70,600 shares (adjusted for the reverse stock split) under the 1993 and 1996 Stock Option Plans, which generated proceeds of $149,000. In addition, the Company repurchased shares of its own common stock for $596,000 during the nine months ended August 31, 2000 at prices ranging from $5.95 to $4.31, which are accounted for as treasury stock. In June, 2000, ITP received a $500,000 capital contribution representing the contribution of the minority owners in ITP whose accounts have been consolidated along with those of the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to report all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required in fiscal year 2001. Management believes that adoption of this Statement will not have a material effect on the earnings or financial position of the Company.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to equity price risks on the marketable portion of its securities. At this time, the Company owns only one readily marketable security, which is the investment in Corvu common stock. Corvu is in the software development industry, which has experienced significant historical volatility in its stock price. The Company typically does not attempt to reduce or eliminate our market exposure on securities. Based on the closing market price of Corvu at August 31, 2000, the fair value of our investment in Corvu (including warrants for the purchase of Corvu common stock) was approximately $882,000.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              A)  Exhibits

                  27. Financial Data Schedule as of August 31, 2000

              B)  Reports on Form 8-K
                  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Calton, Inc.
                                 ----------------------------------------------
                                                (Registrant)


                            By:  /s/ Kelly S. McMakin
                                 ----------------------------------------------
                                 Kelly S. McMakin
                                 Senior Vice President of Accounting
                                 (Principal Financial and Accounting Officer)


Date:  October 11, 2000