Form 10-K
period 2000-11-30
CALTON INC
filed 2001-02-26
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For The fiscal year ended November 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                      22-2433361
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


        2013 INDIAN RIVER BOULEVARD                                   32960
            VERO BEACH, FLORIDA                                     (Zip Code)
(Addresses of principal executive offices)


       Registrant's telephone number, including area code: (732) 212-1280

           Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
     TITLE OF CLASS                                   ON WHICH REGISTERED
     --------------                                  ----------------------
      Common Stock                                    American Stock Exchange
$.05 par value per share

         Rights                                       American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 20, 2001 was $10,789,152.

As of February 20, 2001 4,132,356 shares of Common Stock were outstanding.

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

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.      BUSINESS

        (a)   GENERAL DEVELOPMENT OF BUSINESS

              GENERAL

              Calton, Inc. (the "Company" or "Calton") sold its principal operating subsidiary, Calton Homes, Inc. ("Calton Homes"), on December 31, 1998. See "Sale of Calton Homes." Since the completion of the sale, the Company has been engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential business and acquisition opportunities. In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider in its early stages of development. In January 2000, the Company acquired a controlling interest in PrivilegeONE Networks, LLC ("PrivilegeONE"), a newly-formed company engaged in the development of a co-branded loyalty credit card program. In June 2000, the Company acquired a controlling interest in Innovation Technology Partners ("ITP"), a newly-formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In August 2000, through its interest in ITP, the Company acquired a controlling interest in MindSearch, Inc. ("MindSearch") a company which is developing technology to provide consumer research to businesses on a faster and broader basis than existing research approaches.

              Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one forward split of the Common Stock. As a result of this Recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. All Common Stock, stock option, warrant and per share information has been adjusted to give effect to the Recapitalization.

              Calton was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes. Calton maintains its corporate offices at 2013 Indian River Boulevard, Vero Beach, Florida 32960 and its telephone number is
              (732) 212-1280. As used herein, the term "Company" refers to Calton, Inc. and its subsidiaries, unless the context indicates otherwise.

              SALE OF CALTON HOMES

              On December 31, 1998 (the "Closing Date"), Calton completed the sale of Calton Homes, its wholly-owned homebuilding subsidiary, to Centex Real Estate Corporation ("Centex" or the "purchaser"), the homebuilding subsidiary of Centex Corporation (NYSE:CTX), one of the nation's largest homebuilders (the "Sale Transaction"). The purchase price for the stock of Calton Homes, which was paid in cash at closing, was $48.1 million, subject to a $5.2 million holdback, and certain post closing adjustments. The Company recorded a pre-tax gain of approximately $6.9 million and a net gain of approximately $3.7 million after recording a non-cash provision in lieu of taxes of $3.2 million as a result of the Sale Transaction in the first quarter of fiscal 1999, and adjusted for a provision of approximately $650,000 recorded during fiscal 2000. Calton has entered into an agreement to provide consulting services to purchaser which entitles the Company to payments of $1.3 million per year over the three year period ending December 31, 2001.

              STRATEGIC PLAN

              At the time of the Sale Transaction, the Company announced that the Sale Transaction was part of a strategic plan designed to enhance shareholder value. Pursuant to its strategic plan, the Company commenced a stock repurchase program and announced its intention to (i) shift the Company's primary business focus from homebuilding to providing various services to participants both within and outside the homebuilding industry, including consulting services, equity and debt financing and financial advisory services and (ii) seek to invest in, acquire or combine with one or more operating businesses within or outside the homebuilding industry. In April 2000, the Company announced that its strategic plan would focus on acquiring controlling interests in information technology companies.

              Pursuant to its stock repurchase program, the Company has, since October 31, 1998, acquired approximately 1,615,000 shares of Common Stock at an average price of $6.03 per share. The timing and number of additional shares purchased pursuant to the stock repurchase program will depend on a variety of factors, including the market price of the Common Stock.

              In July 1999, the Company acquired substantially all of the assets of iAW, Inc., in January 2000, acquired a 50.4% interest in PrivilegeONE, in June 2000 acquired a 51% interest in ITP, and in August 2000 ITP acquired a 51% interest in MindSearch. The Company continues to analyze potential acquisitions and other business opportunities. Pending further implementation of the Company's strategic plan, the Company's cash will be temporarily invested as management of the Company deems prudent, which may include, demand deposits, money market accounts, or United States government securities; provided, however, that the Company will attempt to invest the net proceeds and conduct its activities in a manner which will not result in the Company being deemed to be an investment company under the Investment Company Act of 1940, as amended, or a personal holding company for federal income tax purposes. See "Certain Risks."

              CERTAIN RISKS

              RISKS ASSOCIATED WITH POTENTIAL BUSINESS COMBINATIONS

              The Company is seeking to enhance shareholder value by investing in, acquiring or combining with one or more operating businesses. Management of the Company will endeavor to evaluate the risks inherent in any particular target business; however, there can be no assurance that the Company will properly ascertain all such risks. In many cases, shareholder approval will not be required to effect such a business combination. The fair market value of the target business will be determined by the Board of Directors of the Company. Therefore, the Board of Directors has significant discretion in determining whether a target business is suitable for a proposed business combination. The success of the Company will depend on the Company's ability to attract and retain qualified personnel as well as the abilities of key management of the acquired companies. As a result, no assurance can be given that the Company will be successful in implementing its strategic plan or that the Company will be able to generate profits from such activities.

              CONTINUED LISTING ON AMEX

              The Company's Common Stock is currently listed for trading on the American Stock Exchange ("AMEX"). Under AMEX's suspension and delisting policies, AMEX will normally consider suspending dealings in, or removing from listing, securities of a company if the company has sold or otherwise disposed of its principal operating assets, has ceased to be an operating company or has discontinued a substantial portion of its operations or business for any reason. AMEX has indicated that the Common Stock may become subject to delisting if the Company is not engaged in active business operations within a reasonable period of time after the closing of the Sale Transaction. Although the Company is engaged in active businesses as a result of its consulting agreement with purchaser and its acquisitions of iAW, PrivilegeONE, ITP and MindSearch, no assurance can be given that AMEX will not commence proceedings to delist the Common Stock. If the Common Stock is delisted, it would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets.

              INVESTMENT COMPANY ACT CONSIDERATIONS

              The Investment Company Act of 1940, as amended ("1940 Act"), requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities, or companies that fail certain statistical tests regarding the composition of assets and sources of income and are not primarily engaged in a business other than investing, holding, owning or trading securities. The Company intends to conduct its activities in a manner which will not subject the Company to regulation under the 1940 Act; however, there can be no assurance that the Company will not be deemed to be an investment company under the 1940 Act. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed to be within its regulatory scope, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on the Company.

              CERTAIN TAX MATTERS

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

              INDEMNITY OBLIGATIONS

              On the closing date of the Sale Transaction, the Company deposited approximately $5,200,000 in escrow, $3,000,000 of which provides security for the Company's indemnity obligations and approximately $2,200,000 of which was deposited to fund costs associated with certain specified litigation. The purchaser has asserted indemnity claims of approximately $2,300,000 against of the Company and an arbitration proceeding is scheduled for March 2001 to resolve these claims. See the section of this report captioned "Legal Proceedings" for a more detailed description of this matter.

      (b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

              The information required by this item is presented in Note 9 of the 2000 Financial Statements located on page F-20 of this report.

      (c)     DESCRIPTION OF BUSINESS

              GENERAL

              With the sale of Calton Homes, the Company discontinued its homebuilding operations. Since the completion of the Sale Transaction, the Company has been engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential acquisitions and other business opportunities. In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. In January 2000, the Company acquired a 50.4% interest in PrivilegeONE, a newly formed company which is developing a co-branded credit card program for the automobile dealer industry. In February 2001, the Company acquired an additional 25% of PrivilegeONE. In June 2000, the Company acquired a 51% interest in ITP, a newly-formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In August 2000, through its interest in ITP, the Company acquired a controlling interest in MindSearch, a company which is developing technology to provide consumer research to businesses on a faster and broader basis than existing research approaches.

              ECALTON.COM

              GENERAL

              In July 1999, the Company acquired substantially all of the assets of iAW, Inc. an Internet business developer. The Company conducts the acquired business though a wholly-owned subsidiary that has changed its name to eCalton.com, Inc. ("eCalton"). eCalton provides Internet strategy consulting and comprehensive Internet-based solutions. By combining business and Internet knowledge with creativity, eCalton provides its customers with the resources and tools to optimize, monitor, and measure the effectiveness of their e-business. eCalton provides Internet-based solutions to small and medium size companies in various industries, as well as to two prime vertical markets - the Florida Agricultural industry and the Homebuilding and Construction industries.

              In July 2000, eCalton entered into a second line of business, a technology based consulting and staffing service specializing in network design and management. Through its technical staffing business, eCalton assists clients in managing and improving their IT systems and networks. This division employs approximately 20 employees and consultants, and operates in the Houston, Texas market.

              SALES AND MARKETING

              The eCalton sales force is comprised of professionals that market and sell its services on a nationwide basis. eCalton's national marketing office is headquartered in Vero Beach, Florida. It markets eCalton's services through print advertising, face to face interviews with client executives, trade show attendance and through its website, www.eCalton.com.

              THE FLORIDA AGRICULTURAL INDUSTRY

              The Florida Farm Foundation has engaged eCalton to develop an Internet Hub, AGMARKETING.ORG, to provide farmers, ranchers, and allied organizations access to the Internet in a cost-effective, user-friendly way. The Web site will enable the user to buy and sell products and services, to connect with vendors and suppliers, and access technical information. In addition, eCalton is offering sponsorships and advertising opportunities to the agriculture business community through this Internet site.

              THE HOMEBUILDING AND CONSTRUCTION GROUP

              eCalton has designed a Web site package for Homebuilders and Developers offering a customized "look and feel" that reflects their company, logo, corporate colors and image, using predefined templates. The site is intended to help homebuilders reduce operating costs, improve customer service levels, and improve communications with clients, vendors, employees, and investors. These sites will be designed so that employees with only basic Web browser/user skills can add, edit and update content through the use of eCalton's EasyRemoteAdmin Tools(TM).

              COMPETITION

              The market for Internet professional services is relatively saturated, intensely competitive, rapidly evolving and subject to rapid technological change. The market is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by eCalton. The Company expects competition not only to persist, but also to increase. Increased competition may result in price reductions, reduced margins and loss of market share. eCalton's competitors and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with their clients, and significantly greater financial, technical, marketing and public relations resources than eCalton. As a result, eCalton's competitors may be better positioned to react in the ever-changing market place. eCalton expects competition to persist and intensify in the future.

              Competition in the technical staffing industry is intense, with little barrier to entry. The industry is highly evolved with competitors who have much greater access to capital and significantly greater name recognition. In addition, competitors may be better positioned to offer a superior benefits package than can be offered by the Company, and provide a much larger client base allowing for better continuity of work flow for the employee or consultant.

              PRIVILEGEONE

              GENERAL

              In January 2000, the Company acquired a 50.4% collective direct and indirect interest (through ownership in a parent company) in PrivilegeONE Networks, LLC. PrivilegeONE was formed in 1999 to develop a customer loyalty program through the use of a co-branded credit card related to the automotive industry.

              The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 in cash and a five-year warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. In addition to its equity interest, the Company agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. As of November 30, 2000, $1,486,000 has been advanced to PrivilegeONE. The Company has entered into agreements with the other owners of PrivilegeONE and its parent company which obliges each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wishes to transfer its equity interest.

              In February 2001, the Company made an additional $50,000 equity investment in PrivilegeOne which increased its direct and indirect ownership interest to 75.4%. The Company has also agreed to lend PrivilegeOne up to an additional $1,450,000 if PrivilegeOne achieves certain milestones related to the development of its proposed credit card program. The Company has granted the other owners of PrivilegeOne an option to purchase the interest in PrivilegeOne acquired by the Company in February 2001 at a price of $10,000,000. This option, which expires in February 2004, may only be exercised if all of the loans made by the Company to PrivilegeOne are repaid in full. The Company has the right to designate a majority of the Board of Directors of PrivilegeOne until all loans made to PrivilegeOne by the Company are repaid in full or December 31, 2004, whichever is later. After that time, directors will be elected by the majority vote of the owners of PrivilegeOne based upon their percentage ownership interests.

              In order to execute the PrivilegeONE business plan, PrivilegeONE management is currently negotiating an arrangement with a financial institution to issue and process credit cards marketed by PrivilegeONE. If such an arrangement is not secured, PrivilegeONE will be unable to execute its business plan.

              SALES AND MARKETING

              PrivilegeONE intends to market its program directly through a national sales force. PrivilegeONE is seeking to develop customer acquisition and loyalty strategies centered on the acceptance and use of its cards, including reward programs from automobile dealers designed to promote card use. PrivilegeONE also intends to develop an Internet site through which it will seek to develop strong relationships with, and provide services to, customers of the automobile dealership.

              COMPETITION

              The credit card industry is characterized by intense competition. PrivilegeONE will compete with numerous co-branded credit card programs, including reward-based programs. Most of these programs are sponsored by entities with greater resources and name recognition than PrivilegeONE. As a result, PrivilegeONE's competitors may be better positioned to react in a changing market place.

              INNOVATION TECHNOLOGY PARTNERS

              GENERAL

              In June 2000, the Company acquired a 51% interest in ITP, a newly-formed entity established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies. In the original business plan, ITP was to focus on providing technology hosting and infrastructure services such as human resources management, finance and accounting functions, and Internet/application service provider services. For its efforts, ITP charges cash fees, accepts equity positions in its clients, or a combination of both. ITP will continue to perform services as described in the original business plan, but due to changes in the technology and internet related environment, ITP will place increased emphasis on developing and acquiring controlling interests in businesses which have a possibility of providing the Company with a greater return on its investment.

              In exchange for its controlling interest in ITP, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The loan, which bears interest at a rate equal to prime plus one percent per annum, is due in June 2004. Executive management of ITP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. Certain owners of ITP have been issued warrants to acquire an aggregate 11.1% interest in ITP at a value to be determined by appraisal if certain events occur, including the completion of a public offering, a merger or other business combination, a change of control of the Company, or if Anthony J. Caldarone ceases to be Chairman of the Company. ITP management has been granted options to acquire up to 150,000 shares of Common Stock of the Company at an exercise price of $5.56 per share if ITP surpasses certain specified earnings targets. As a result, the Company could be subject to expense recognition in the event it becomes probable that ITP will achieve its target earnings.

              In addition to its management and consulting services, ITP also intends to acquire controlling interests in certain entities that it manages and consults with. The first initiative for this line of ITP business was the acquisition of a 51%-owned subsidiary, MindSearch, Inc. ("MindSearch"), a company which has developed technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. ITP borrowed $500,000 under its $3,500,000 credit facility with the Company to finance the acquisition of the controlling interest in MindSearch.

              SALES AND MARKETING

              At this time, the sales and marketing efforts of ITP are focused primarily on the operations of MindSearch and general business consulting services. MindSearch marketing efforts revolve around customer survey and data gathering. The general consulting services are marketed primarily by referrals and personal business contacts of the executive management of ITP.

              COMPETITION

              Competition in the financial and business consulting industry is intense, with businesses such as national accounting firms and investment banking firms better positioned and better capitalized to attract and retain significant clients. The limited number of professionals employed by ITP, and its limited financial resources, will likely require ITP to focus its attention on smaller clients and projects.

              CONSULTING SERVICES

              The Consulting Agreement executed in conjunction with the Sale Transaction requires the Company to provide certain consulting services to purchaser, including information, advice and recommendations with respect to the homebuilding market in New Jersey and Pennsylvania. The Company has agreed that it will not provide similar services to others in New Jersey or Pennsylvania during the term of the Consulting Agreement and for a four-year period after the expiration of the three-year term of the Consulting Agreement.

              The Consulting Agreement requires Anthony J. Caldarone, the Company's Chairman, President and Chief Executive Officer to participate in the performance of the consulting services to purchaser and for so long as he remains employed by, or associated with, the Company.

              In consideration for the services provided by the Company under the Consulting Agreement, purchaser is required to pay the Company a consulting fee of $1,300,000 per year, payable in equal quarterly installments during the three-year term of the agreement, which expires on December 30, 2001.

              EMPLOYEES

              As of February 20, 2001, the Company and its subsidiaries employed 61 full time personnel, and 1 part-time employee. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.       COMPANY FACILITIES

              The Company currently leases approximately 1,000 square feet of office space located in Red Bank, New Jersey, for approximately $3,100 per month. The term of this lease is on a month-to-month basis. The Company also leases approximately 3,800 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $6,800 for a term of 5 years ending August 31, 2005.

              The Company's subsidiary, eCalton, currently leases approximately 12,000 square feet of office space in Vero Beach, Florida, for approximately $10,700 per month. This lease expires on July 31, 2001, but eCalton has an option to renew this lease for three one-year terms. eCalton also rents approximately 2,400 square feet of office space in Houston, Texas for approximately $2,700 per month. The term of the lease is on a month-to-month basis. PrivilegeONE currently leases 2,000 square feet of office space in Rhode Island at a cost of $900 per month on a month-to-month basis. ITP currently leases 3,500 square feet of office space in Houston, Texas at a cost of approximately $6,200 per month through January 31, 2003.

              Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

ITEM 3.       LEGAL PROCEEDINGS

              On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds were deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") were deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") were deposited to fund costs associated with certain specified litigation involving Calton Homes. During 1999, the Company refunded $700,000 to the purchaser, out of the General Indemnification Funds as a part of a settlement agreement and related post-closing adjustments.

              The Amended and Restated Stock Purchase Agreement ("Agreement"), pursuant to which the Company sold Calton Homes on December 31, 1998 requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000.

              In January 2000, the purchaser asserted a $253,000 claim for indemnification related to certain alleged liabilities arising out of the events occurring prior to the sale of Calton Homes. The purchaser has agreed to reduce the claim to $205,000. On December 28, 2000, rather than permit the release of the remaining General Indemnification Funds, which were to be disbursed to the Company at year-end, the purchaser asserted that it had sustained losses of $770,000 as a result of matters allegedly arising from events prior to the sale of Calton Homes, including the cost of warranty work in excess of the $600,000 reserve established upon the closing of the transaction. In addition, the purchaser requested the escrow agent to set aside $1,139,000 for damages which it believes it will sustain in the future, including the cost of anticipated warranty work and other matters. An arbitration proceeding to resolve these issues is currently scheduled for March 2001. The Company believes that many of the claims made by the purchaser are without merit and intends to vigorously contest these claims in the arbitration. In certain instances, the purchaser has not provided sufficient documentation to enable the Company to assess the merits of the claim. With regard to claims for warranty work performed, the Company believes that the purchaser has failed to comply with the provisions of its agreement with the Company related to the performance of the work and did not demonstrate reasonably prudent business judgment in administering warranty claims. At this time it is not possible to accurately predict what the Company's liability will be related to the claims asserted by the purchaser. However, at this time the potential additional claims asserted by the purchaser against the General Indemnification Fund total approximately $2,300,000. As of November 30, 2000, the balance in the General Indemnification Fund amounted to only $1,434,000. No amounts will be released from the General Indemnification Funds until the indemnity claims are resolved. The Company's indemnity obligations are not limited to the amounts deposited in escrow.

              The Specific Indemnification Funds are to be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case-by-case basis, as the litigation is resolved. As of November 30, 2000, there were $1,055,000 of Specific Indemnification Funds remaining in escrow. With the exception of two matters, each of the matters for which the Specific Indemnification Funds were deposited have been resolved, subject, in certain cases, to the finalization of settlement agreements. Under the terms of its agreement with the purchaser, the Company is required to deposit additional Specific Indemnification Funds for any matters that remain unresolved at December 31, 2000. As a result, the Company may be required to deposit an additional $189,000 in escrow until the resolution of the remaining two matters.

              The Company has filed a counter claim against the purchaser alleging that purchaser has breached the Agreement and holdback escrow agreement. The Company contends that purchaser did not comply with its express obligations under the contract and its obligations of "good faith and fair dealing" implied in all New Jersey contracts. Among other things, the Company alleges that purchaser failed to handle third party indemnification claims in good faith and in a reasonable manner using prudent business standards, and failed to provide the Company with requested information on certain claims to allow the Company to make an intelligent assessment of the claim. At this time, there can be no assurance that the Company will prevail in this counter claim.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the fourth quarter of 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers of the Company as of February 22, 2001 are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:


               NAME                   AGE  POSITION
               ----                   ---  --------
               Anthony J. Caldarone   63   Chairman, President and Chief Executive Officer
               Kelly S. McMakin       39   Senior Vice President of Accounting
               Christopher J. Burk    37   Vice President of Acquisitions
               Maria F. Caldarone     37   Vice President of Corporate Development
               Laura A. Camisa        38   Vice President of Strategic Planning

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

              Mr. Burk was hired as Vice President of Acquisitions by the Company in March 2000. From 1990 until March 2000, he was the principal at a privately held investment management firm which invested in both large and small emerging growth companies. In addition, Mr. Burk has served as Chairman of a closely held telecommunications firm he founded in 1993.

              Ms. Caldarone served as the Director of Business Development from January 1999 until she was appointed as a Vice President of the Company in February 2000. From 1995 through January 1999, Ms. Caldarone was a non-practicing attorney. Prior to 1995, Ms. Caldarone was employed by Trafalgar Homes from December 1993 to November 1994, where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone.

              Ms. Camisa was hired as a Financial Analyst by the Company in February 2000. In April 2000, she was appointed Vice President of Strategic Planning. She held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Following her completion of the Analyst Training Program at Kidder, Peabody & Co., Ms. Camisa
               also held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998.


                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

               Calton, Inc. common stock is traded on the American Stock Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 2000 and 1999.

              FISCAL 2000            High              Low
                                  ------------     -------------

               1st Quarter            $28.75            $ 7.50
               2nd Quarter             33.75              5.31
               3rd Quarter              6.88              4.00
               4th Quarter              4.69              3.25


              FISCAL 1999            High              Low
                                  ------------     -------------

               1st Quarter            $ 1.50            $ 1.00
               2nd Quarter              1.38              1.00
               3rd Quarter              1.56              1.31
               4th Quarter              1.88              1.19


              At February 20, 2001, there were approximately 3,000 record and "street name" shareholders of the Company's common stock, based on information obtained from the Company's transfer agent and number of requests from brokers and dealers for the Company's proxies and annual reports. On that date, the last sale price for the common stock as reported by AMEX was $3.86. The Company did not pay any dividends on its Common Stock during fiscal 2000 or 1999.

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

              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   Years Ended November 30,
                                                                   ----------------------------------------------------------------
                                                                      2000          1999          1998          1997        1996
                                                                   ----------    ----------    ----------    ----------    --------

               SELECTED OPERATING DATA
               Revenues                                            $    3,534    $    1,351    $       --    $       --    $  1,292
               Net income (loss) from continuing operations            (5,158)          661        (1,960)       (1,901)     (1,736)
               Net income (loss) from discontinued operations(1)          (84)         (240)        6,315         1,646       2,189
               Gain (loss) from sale of operating businesses             (654)        4,418            --           369          --
               Extraordinary gain, net of income taxes                     --            --            --         1,263          --
               Net income (loss)                                   $   (5,896)   $    4,839    $    4,355    $    1,377    $    453

               Basic earnings (loss) per share:

               Net income (loss) from continuing operations        $    (1.21)   $     0.15    $    (0.37)   $    (0.35)   $  (0.30)
               Net income (loss) from discontinued operations(1)         (.02)         (.05)         1.18           .30         .40
               Gain (loss) from sale of operating businesses             (.15)          .97            --           .05          --
               Extraordinary gain, net of income taxes                     --            --            --           .25          --
                                                                   ----------    ----------    ----------    ----------    --------
               Net income (loss)                                   $    (1.38)   $     1.07    $     0.81    $     0.25    $   0.10
                                                                   ==========    ==========    ==========    ==========    ========

               Diluted earnings (loss) per share:

               Net income (loss) from continuing operations        $    (1.21)   $     0.14    $    (0.37)   $    (0.35)   $  (0.30)
               Net income (loss) from discontinued operations(1)         (.02)         (.05)         1.18           .30         .40
               Gain (loss) from sale of operating businesses             (.15)          .92            --           .05          --
               Extraordinary gain, net of income taxes                     --            --            --           .25          --
                                                                   ----------    ----------    ----------    ----------    --------
               Net income (loss)                                   $    (1.38)   $     1.01    $     0.81    $     0.25    $   0.10
                                                                   ==========    ==========    ==========    ==========    ========


                                                                                           At November 30,
                                                                   ----------------------------------------------------------------
                                                                      2000          1999          1998          1997        1996
                                                                   ----------    ----------    ----------    ----------    --------

               SELECTED BALANCE SHEET DATA
               Total assets                                        $   35,100    $   40,441    $   40,082    $   35,142    $ 70,895
               Total debt (2)                                              --            --            --            --      39,500
               Shareholders' equity                                    32,887        38,654        38,221        32,850      28,086




          (1) As a result of the sale of Calton Homes, Inc. that occurred on December 31, 1998, the financial statements presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." The Company recognized a gain of $4,418,000 that is net of a provision in lieu of taxes of $3,173,000 on the sale.

          (2) Debt is included as part of discontinued operations subsequent to June 1997 since Calton Homes, Inc. became the primary obligor and borrower of a revolving credit agreement entered into at that time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              OVERVIEW - SALE OF CALTON HOMES

              On December 31, 1998, the Company completed the sale of Calton Homes, Inc., its primary operating homebuilding subsidiary to Centex Real Estate Corporation. The purchase price for the stock of Calton Homes was approximately $48,100,000, which resulted in a pretax gain of approximately $6,900,000, inclusive of a provision of approximately $650,000 recorded in fiscal 2000, and was subject to a $5,200,000 holdback. The Company has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1,300,000 per year over a three-year period, ending December 30, 2001.

              The sale of Calton Homes was completed as part of the Company's overall strategy to enhance shareholder value. Since the completion of the sale, the Company has been engaged in providing consulting services to the purchaser of Calton Homes and analyzing potential business and acquisition opportunities. In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. In January 2000, the Company acquired a 50.4% interest in PrivilegeONE, a newly formed company which is developing a co-branded credit card program for the automobile dealer industry. In February 2001, the Company acquired an additional 25% of PrivilegeOne. In June 2000, the Company acquired a 51% interest in ITP, a newly-formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In August 2000, through its interest in ITP, the Company acquired a 51% interest in MindSearch, a company which is developing technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. The Company's consolidated financial statements included the accounts of the Company and its majority-owned subsidiaries, including eCalton, PrivilegeOne, ITP and MindSearch.

              The Company continues to actively analyze other opportunities to deploy the funds generated by the sale of Calton Homes.

              The following discussions included in the Results of Operations are based on the continuing operations of Calton, Inc. The financial statements present the Company's homebuilding business as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business."

               RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

              Revenues for fiscal 2000 increased to $3,534,000 compared to revenues of $1,351,000 for fiscal 1999. The primary reasons for the increase were a full year of operations for eCalton in 2000, compared to four months of operations in 1999, as well as the addition of the technical staffing division at eCalton, which commenced operations in July 2000. Revenues for the Web development division at eCalton were $1,109,000 compared to $157,000 in 1999, and revenues for the staffing operation at eCalton were $936,000 in 2000, with no similar revenues in 1999. Also included in 2000 revenues was $189,000 from ITP, which was acquired in June 2000.

              Project personnel expenses for eCalton were $1,514,000 in 2000 compared to $116,000 in 1999. The increase is attributable to a full year of operations for the eCalton Web division in 2000, compared to four months of operations in 1999, as well as the addition of the technical staffing division which began operations in July 2000.

              Selling, general and administrative expenses experienced an increase from $1,966,000 in 1999 to $8,015,000 in 2000. During
              1999 the Company sold its homebuilding business and had minimal operating expenses, and a greatly reduced corporate office. In addition, eCalton was a much smaller operating unit and was not acquired until late in 1999. During fiscal 2000, the Company expanded its operations at eCalton, including commencing operations of a technical staffing division. In addition, the Company acquired controlling interests in PrivilegeONE and ITP, and through ITP, acquired a controlling interest in MindSearch. The Company also relocated and increased staffing at its corporate office. As a result, selling, general and administrative expenses experienced a significant increase during fiscal 2000 attributable primarily to payroll and payroll related expenses, professional fees, and abandoned acquisition costs.

              Research and development costs associated with MindSearch's efforts to develop technology to provide consumer research amounted to $315,000 in 2000, with no similar costs in 1999.

              The acquisitions of eCalton and PrivilegeONE resulted in goodwill in the amount of $237,000 and $138,000, respectively. However, during 2000 management concluded that the goodwill for both eCalton and PrivilegeONE had been permanently impaired, and charged the entire unamortized balance to operations. This conclusion was reached because of sustained losses since inception for both entities, and the lack of certainty at November 30, 2000 as to whether these businesses would ever become profitable. The amount charged to operations for eCalton and PrivilegONE amounted to $205,000 and $119,000, respectively.

              Interest income increased from $1,845,000 in 1999 to $2,144,000 in 2000, primarily due to higher interest rates in effect during 2000.

              The Company recognized a loss on securities in the amount of $1,708,000 for fiscal 2000. During fiscal 2000 and the prior year, the Company acquired 518,000 shares of CorVu Corporation (OTCBB:
              CRVU) common stock. The Company had previously valued and reported these securities based on the closing price of CorVu common stock, as reported on the "Over-the-Counter" Bulletin Board. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has assessed the carrying value of these shares and concluded that the decline in the value of these securities is not temporary. This conclusion was based on, among other things, CorVu's financial condition and sustained losses from operations, the low per share value at which CorVu common stock is trading, the Company's inability to liquidate its shares in CorVu, and other factors that management considered relevant under the circumstances. The loss associated with this other than temporary impairment amounted to $990,000 for the current year. In addition, the current year loss on securities includes a capital loss on the sale of common stock of two publicly traded New York Stock Exchange companies in the amount of $508,000, and a charge for non-readily marketable securities in the amount of $210,000.

              The credit to income for minority interest represents 49% of the net loss of ITP, which had a capital contribution of $552,000 from minority shareholders upon its formation in 2000. The Company may record only up to a cumulative $552,000 of minority interest credit against losses of ITP. If the cumulative loss incurred by ITP causes the ITP associated minority interest to decline to zero, the Company will be required to absorb all additional losses until such time, if ever, that ITP begins to generate a profit.

              The current year income tax benefit consists of a $579,000 benefit related to a loss carryback to prior years and a current state tax expense of $26,000. The 1999 income tax expense from continuing operations of $453,000 is a result of income from continuing operations in 1999 of $1,114,000.

              RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 1999 AND
              1998

              Income from continuing operations before taxes was $1,114,000 for the year ended November 30, 1999 compared to a loss of $2,085,000 for the year ended November 30, 1998. Revenues of $1,351,000 during fiscal 1999 were primarily derived from the consulting agreement with the purchaser of Calton Homes, and also included revenues of $157,000 from eCalton. There were no comparable revenues for fiscal 1998.

              Selling, general and administrative expenses included in continuing operations were approximately $2,000,000 during both fiscal 1999 and 1998. General and administrative expenses decreased approximately $500,000 at the corporate level. The decrease is attributable to a significant reduction in corporate fixed costs related to the sale of Calton Homes, including personnel reductions, leasing costs and other overhead items. However, the reductions were offset with the expenditures of eCalton as part of the strategy to ramp up its operations during 1999 and 2000.

              As a result of the circumstances described above, the Company recognized income from continuing operations, net of taxes of $661,000 for fiscal 1999 compared to a loss of $1,960,000 for fiscal 1998. Included in the 1999 results is a pretax loss of $427,000 from eCalton, $256,000 net of taxes.

              Loss from discontinued operations for 1999 was $240,000, net of a $373,000 tax benefit for the year ended November 30, 1999. The loss includes approximately $1,000,000 related to legal costs and the resolution of certain litigation matters in excess of amounts previously reserved by management related to the Company's former homebuilding business. As a condition to the sale of Calton Homes, the Company is required to indemnify the purchaser for certain specified litigation pending against Calton Homes. There is no assurance that the ultimate resolution of the pending litigation will not result in additional charges. Partially offsetting the loss is pre-tax income of $429,000 from one month of operations of Calton Homes and a commercial land sale. In addition, included in the tax provision for discontinued operations is a tax benefit related to the reduction of a state tax reserve in the amount of $550,000 due to the resolution of certain state tax issues.

              Income from discontinued operations for the year ended November 30, 1998 was $6,315,000, net of a tax provision of $2,363,000. The results primarily include the operations of Calton Homes.

              Taxes for the year ended November 30, 1999 reflect a provision for income taxes of $3,253,000 resulting in an effective rate of thirty-nine and one- half percent (39.5%). The increase in the effective tax rate from thirty-four percent (34%) for the year ended November 30, 1998 was primarily due to the future tax benefits recognized in 1998 which were significantly higher than those recognized in 1999, coupled with a significantly larger amount of 1999 expenses for which the Company will not receive any tax benefit. In 1998 a provision for income taxes of approximately $2,200,000 was recorded. The net operating loss carryforwards and certain other deferred tax assets are subject to utilization limitations as a result of the changes in the control of the Company that occurred in 1993 and 1995. The Company's ability to use the net operating loss ("NOL") to offset future income is $1,100,000 per year for 14 years. This amount has been reduced from 1998 by $500,000 per year as a result of the sale of Calton Homes (see Note 4).

              The effective rate from continuing operations for the years ended November 30, 1999 and 1998 is based upon a provision of $453,000 and a benefit of $125,000, respectively. The effective rate for 1998 is influenced by the tax expense associated with intercompany charges from continuing operations to discontinued operations.

              As of November 30, 1999 the Company was reporting a $518,000 unrealized loss on marketable equity securities in comprehensive income.

              LIQUIDITY AND CAPITAL RESOURCES

              On December 31, 1998 the sale of Calton Homes liquidated a substantial part of the Company and resulted in the payoff, by the purchaser, of the Company's revolving credit facility with BankBoston which had an outstanding balance of $19,500,000. The sale generated approximately $43,400,000 of cash including the receipt of an additional $1,800,000 related to the post closing adjustments that were finalized in September 1999. In addition, a $5,200,000 holdback was established at closing as part of the sale as a condition to indemnify the purchaser against existing litigation and other warranties.

              As part of a post-closing settlement agreement, $700,000 was refunded to the purchaser in the fourth quarter of 1999, which was paid out of the General Indemnification Funds. The Company collected $592,000 out of the Specific Indemnification Fund during 1999 as a result of certain litigation settlements, and legal fee reimbursements.

              As of November 30, 2000 there was $1,055,000 in the Specific Indemnification Fund and $1,434,000 in the General Indemnification Fund. Receipt of the remaining holdback money will be determined in an arbitration proceeding to resolve pending issues with the purchaser in March 2001. If the Company does not prevail in arbitration the Company may receive no further disbursements from the General Indemnity Escrow Account. The Company's indemnity obligations are not limited to the amounts deposited in escrow.

              As of November 30, 2000 the Company had approximately $32,190,000 of cash and cash equivalents compared to $33,786,000 at November 30, 1999. The majority of this cash was invested in money market funds, which were earning approximately 6.3% at November 30, 2000 compared to 5.0% at November 30, 1999.

              The Company believes that cash on hand, interest income, and funds provided under the remaining year of the consulting agreement with the purchaser of Calton Homes, which provides for another payment of $1,300,000, will provide sufficient capital to support the Company's operations for the upcoming year.

              As of November 30, 2000 the Company had repurchased an aggregate of 1,615,000 shares of treasury stock for a total of $9,739,000, at an average price of $6.03 per share. Management continues to buy back shares of the Company's common stock, as the stock continues to trade at a price that is below both cash and book value per share. If the Company's stock experiences an increase in its trading price, management may suspend purchasing shares of the Company.

              CASH FLOWS FROM OPERATING ACTIVITIES

              For the year ended November 30, 2000 the Company incurred a net loss of approximately $5,900,000. However, cash used by operating activities amounted to only $2,937,000. There were a number of operating activities that did not use cash, such as a loss on securities in the amount of $1,708,000, a loss on the sale of Calton Homes of $654,000, tax related items of $647,000, increases in accounts payable and accrued expenses of $710,000, as well as other less significant items. Conversely, other operating activities that did not provide cash were minority interest of $464,000 and an increase in receivables of $545,000.

              Cash flow from operating activities generated approximately $1,000,000 during 1999, which includes $1,700,000 of interest earned on money market funds, and approximately $1,000,000 from the consulting agreement with the purchaser of Calton Homes. Partially offsetting the increases was cash utilized for general and administrative costs and the funding of eCalton's operations as it proceeded in the initial stages of business.

              Cash flow from discontinued operations during fiscal 1999 primarily consisted of the payment of legal settlements and litigation costs related to the indemnification obligations arising from the sale of Calton Homes in the amount of $1,500,000. Offsetting the uses of cash were the collection of a mortgage payable in the amount of $442,000 and the sale of a commercial land parcel of $240,000, among other items.

              CASH FLOWS FROM INVESTING ACTIVITIES

              For the year ended November 30, 2000 the Company received proceeds from investing activities from the sale of marketable securities in the amount of $1,366,000 and from the collection of the holdback receivable in the amount of $2,104,000. Significant items of cash used by investing activities included the purchase of securities in the amount of $967,000 and the purchase of property and equipment in the amount of $622,000.

              In addition to items disclosed on the face of the consolidated statements of cash flows, the Company also made certain acquisitions, which are described in the following paragraphs. The acquisitions discussed below have been consolidated in the Company's financial statements and, consequently, they are not reflected in the statement of cash flows.

              In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, Inc., a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 240,000 shares of Common Stock. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. As of November 30, 2000 the outstanding principal balance on this loan was $1,486,000.

              In February 2001, the Company made an additional $50,000 equity investment in PrivilegeOne which increased its direct and indirect ownership interest to 75.4%. The Company has also agreed to lend PrivilegeOne up to an additional $1,450,000 if PrivilegeOne achieves certain milestones related to the development of its proposed credit card program.

              In June 2000, the Company acquired a 51% interest in ITP. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. Executive management of ITP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. In addition to its management and consulting services, ITP also intends to acquire controlling interests in certain entities that it manages and consults with. The first initiative for this line of ITP business was the acquisition of a 51%-owned subsidiary, MindSearch. In August 2000, ITP borrowed $500,000 of its $3,500,000 credit facility with the Company to finance the acquisition of a controlling interest in MindSearch.

              The Company generated approximately $43,400,000 of cash in fiscal 1999 from the sale of Calton Homes including the receipt of an additional $1,800,000 as part of the post-closing settlement. As a part of the post-closing agreement, the Company refunded to the purchaser $700,000 in September 1999, paid out of the General Indemnification Funds that were deposited in escrow and classified as Holdback receivable. In addition, the Company collected $592,000 of the holdback established to secure the Company's indemnity obligations to the purchaser.

              In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. The purchase price for the acquisition was $250,000. In addition to the purchase price, at the time of acquisition the Company contributed $750,000 of capital to fund operations.

              The Company purchased marketable equity securities for an aggregate amount of $4,000,000 in fiscal 1999, of which approximately $1,400,000 was outstanding as of November 30, 1999.

              In November 1999, the Company loaned $250,000 to CorVu Corporation in exchange for a convertible note with a warrant attached. The note has been subsequently converted to 143,000 common shares of CorVu Corporation under the terms of the loan when the borrower became a publicly held company through a reverse merger. As consideration for making the loan, the Company obtained a warrant that permits the purchase of 253,000 shares at a per share price of $.01 per share. The fair value of the warrant was $16,000 based upon the allocation of the relative fair values of the convertible note and warrant at the time of issuance.

              CASH FLOWS FROM FINANCING ACTIVITIES

              Cash provided by financing activities in 2000 include cash contributed by the minority owners of ITP in the amount of $500,000 and proceeds from the exercise of stock options in the amount of $149,000.

              Cash used by financing activities in 2000 include the repurchase of 235,000 shares of the Company's common stock in the amount of $1,051,000. These repurchases were consistent with the Company's repurchase program to repurchase up to two million shares of its Common Stock.

              For the year ended November 30, 1999 the Company repurchased approximately 1,400,000 shares of its Common Stock on the open market and in privately negotiated transactions for an aggregate price of $8,600,000, an average of $6.14 per share. In June 1999, the holder of a warrant (the "Warrant") to purchase 200,000 shares of Calton Common Stock exercised its right under the Warrant using the cashless exercise method. As a result, the holder was issued 136,000 shares which the Company repurchased for $750,000 that is included in the aggregate numbers above. As a result, the Warrant was cancelled.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 6.3%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. As of November 30, 2000 the Company is reporting no marketable securities.

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

               3.             Exhibits                                                                E-1
                              Reference is made to the Index of Exhibits hereinafter contained

       (b)                    Reports on Form 8-K

                              No reports on Form 8-K were filed during the quarter ended November 30, 2000.


 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underwriter, thereunto duly authorized.

                                                 CALTON, INC.
                                                 ------------------------------
                                                 (Registrant)

Dated:  February 22, 2001                    By: /s/ KELLY S. MCMAKIN
                                                 ------------------------------
                                                 Kelly S. McMakin, Senior Vice
                                                 President and Treasurer

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


             SIGNATURE                                     TITLE                             DATE
             ---------                                     -----                             ----

/s/ Anthony J. Caldarone                 Chairman, Chief Executive                     February 22, 2001
-------------------------------------    Officer and President
Anthony J. Caldarone                     (Principal Executive Officer)


/s/ Kelly S. McMakin                     Senior Vice President of Accounting           February 22, 2001
-------------------------------------    (Principal Financial &
Kelly S. McMakin                         Accounting Officer)


/s/ Anthony J. Caldarone                 Director                                      February 22, 2001
-------------------------------------
Anthony J. Caldarone


/s/ J. Ernest Brophy                     Director                                      February 22, 2001
-------------------------------------
J. Ernest Brophy


/s/ Mark N. Fessel                       Director                                      February 22, 2001
-------------------------------------
Mark N. Fessel


/s/ Kenneth D. Hill                      Director                                      February 22, 2001
-------------------------------------
Kenneth D. Hill


/s/ Robert E. Naughton                   Director                                      February 22, 2001
-------------------------------------
Robert E. Naughton


/s/ Frank Cavell Smith, Jr.              Director                                      February 22, 2001
-------------------------------------
Frank Cavell Smith, Jr.


/s/ Gerald W. Stanley                    Director                                      February 22, 2001
-------------------------------------
Gerald W. Stanley


                          CALTON, INC. AND SUBSIDIARIES

                        INDEX OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                                                       PAGE
                                                                                                       ----

Report of Independent Certified Public Accountants .................................................   F-2

Consolidated Balance Sheets as of November 30, 2000 and 1999 .......................................   F-3

Consolidated Statements of Operations for the Years Ended November 30, 2000, 1999 and 1998 .........   F-4

Consolidated Statements of Cash Flows for the Years Ended November 30, 2000, 1999 and 1998 .........   F-5

Consolidated Statements of Shareholders' Equity for the Years Ended November 30, 2000, 1999 and 1998   F-6

Notes to Consolidated Financial Statements .........................................................   F-7

Consent of Independent Certified Public Accountants ................................................   F-23

Schedules:
          II - Valuation and Qualifying Accounts ...................................................   F-24


Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the financial statements or the notes thereto.

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    To the Board of Directors and Shareholders of Calton, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of Calton, Inc. and its subsidiaries at November 30, 2000 and November 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    PricewaterhouseCoopers LLP
    Tampa, Florida
    January 19, 2001

CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2000 AND 1999




                                                                                    2000               1999
                                                                               ------------       ------------
ASSETS
     Current Assets
         Cash and cash equivalents                                             $ 32,190,000       $ 33,786,000
         Available for sale securities                                                   --          1,355,000
         Current portion of holdback receivable                                   1,289,000          1,205,000
         Accounts receivable, net of allowance for doubtful accounts of
            $122,000 and $0 at November 30, 2000 and 1999, respectively             760,000            337,000
         Prepaid expenses and other assets                                          218,000            202,000
                                                                               ------------       ------------
            Total current assets                                                 34,457,000         36,885,000

         Non-current portion of holdback receivable                                      --          2,842,000
         Notes receivable                                                                --            338,000
         Goodwill, net                                                                   --            233,000
         Property and equipment, net                                                638,000            143,000
         Other assets                                                                 5,000                 --
                                                                               ------------       ------------
            Total assets                                                       $ 35,100,000       $ 40,441,000
                                                                               ============       ============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
         Accounts payable, accrued expenses and other liabilities              $  1,384,000       $    778,000
         Deferred taxes                                                             741,000            572,000
         Net liabilities of discontinued operations                                      --            437,000
                                                                               ------------       ------------
            Total current liabilities                                             2,125,000          1,787,000
                                                                               ------------       ------------

         Commitments and contingencies (Note 7)

         Minority interest                                                           88,000                 --
                                                                               ------------       ------------

SHAREHOLDERS' EQUITY
         Preferred Stock                                                                 --                 --
         Common stock, $.05 par value, 10,740,000 shares authorized;
            4,132,000 and 4,295,000 shares outstanding at November 30,
            2000 and 1999, respectively                                             207,000            215,000
         Additional paid in capital                                              33,364,000         32,704,000
         Retained earnings                                                        9,055,000         14,951,000
         Less cost of shares held in treasury, 1,615,000 and 1,380,000
            shares as of November 30, 2000 and 1999, respectively                (9,739,000)        (8,698,000)
         Accumulated other comprehensive loss:
            Unrealized loss in available for sale securities                             --           (518,000)
                                                                               ------------       ------------
            Total shareholders' equity                                           32,887,000         38,654,000
                                                                               ------------       ------------
            Total liabilities, minority interest and shareholders' equity      $ 35,100,000       $ 40,441,000
                                                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 FISCAL YEARS ENDED NOVEMBER 30,
                                                                       --------------------------------------------------
                                                                            2000               1999               1998
                                                                       ------------       ------------       ------------
Revenue
     Homebuilding consulting fees                                      $  1,300,000       $  1,194,000       $         --
     Web design and implementation                                        1,109,000            157,000                 --
     Technical staffing                                                     936,000                 --                 --
     Other                                                                  189,000                 --                 --
                                                                       ------------       ------------       ------------
                                                                          3,534,000          1,351,000                 --
                                                                       ------------       ------------       ------------
Costs and expenses
     Project personnel and expenses                                       1,514,000            116,000                 --
     Selling, general and administrative                                  8,015,000          1,966,000          2,029,000
     Research and development                                               315,000                 --                 --
     Impairment of goodwill                                                 324,000                 --                 --
                                                                       ------------       ------------       ------------
                                                                         10,168,000          2,082,000          2,029,000
                                                                       ------------       ------------       ------------
Loss from operations                                                     (6,634,000)          (731,000)        (2,029,000)

Other expense (income)
     Interest income                                                     (2,144,000)        (1,845,000)                --
     Interest expense                                                         3,000                 --             56,000
     Loss on securities                                                   1,708,000                 --                 --
                                                                       ------------       ------------       ------------
Income (loss) from continuing operations before
     income taxes, minority interest
     and discontinued operations                                         (6,201,000)         1,114,000         (2,085,000)

Minority interest                                                          (464,000)                --                 --
Income tax expense (benefit)                                               (579,000)           453,000           (125,000)
                                                                       ------------       ------------       ------------
Income (loss) from continuing operations                                 (5,158,000)           661,000         (1,960,000)

Income (loss) from discontinued operations,
     net of a provision (benefit) for
     income taxes of ($373,000) in 1999 and $2,363,000
     in 1998                                                                (84,000)          (240,000)         6,315,000

Gain (loss) from sale of Calton Homes, Inc. net of a provision
     in lieu of taxes of $0 in 2000 and  $3,173,000 in 1999                (654,000)         4,418,000                 --
                                                                       ------------       ------------       ------------
Net income (loss)                                                      $ (5,896,000)      $  4,839,000       $  4,355,000
                                                                       ============       ============       ============
Earnings (loss) per share
     Basic:
        Income (loss) from continuing operations                       $      (1.21)      $       0.15       $      (0.37)
        Income (loss) from discontinued operations, net                       (0.02)             (0.05)              1.18
        Gain (loss) from sale of Calton Homes, Inc., net                      (0.15)              0.97                 --
                                                                       ------------       ------------       ------------
        Net income (loss)                                              $      (1.38)      $       1.07       $       0.81
                                                                       ============       ============       ============
     Diluted:
        Income (loss) from continuing operations                       $      (1.21)      $       0.14       $      (0.37)
        Income (loss) from discontinued operations, net                       (0.02)             (0.05)              1.18
        Gain (loss) from sale of Calton Homes, Inc., net                      (0.15)              0.92                 --
                                                                       ------------       ------------       ------------
        Net income (loss)                                              $      (1.38)      $       1.01       $       0.81
                                                                       ============       ============       ============
Weighted average number of shares outstanding
        Basic                                                             4,276,000          4,554,000          5,337,000
                                                                       ------------       ------------       ------------
        Diluted                                                           4,276,000          4,799,000          5,337,000
                                                                       ------------       ------------       ------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS








                                                                                           Years Ended November 30,
                                                                               -----------------------------------------------
                                                                                     2000             1999             1998
                                                                               ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss)                                                              $ (5,896,000)    $  4,839,000     $  4,355,000
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities, net of effects of business acquisitions

     Subsidiary options issued for services                                          35,000               --               --
     Minority interest                                                             (464,000)              --               --
     Loss on securities                                                           1,708,000               --               --
     Impairment of goodwill                                                         324,000               --               --
     (Gain) loss from the sale of Calton Homes, Inc.                                654,000       (4,418,000)              --
     Income (loss) from discontinued operations                                          --          240,000       (6,315,000)
     Provision for uncollectible receivables                                        122,000               --               --
     Provision for income taxes                                                     647,000          422,000               --
     Depreciation and amortization                                                  226,000           17,000          164,000
     Change in net assets/liabilities of discontinued operations                   (437,000)        (657,000)       3,232,000
     Increase in accounts receivable                                               (545,000)        (276,000)              --
     (Increase) decrease in prepaid expenses and other assets                       (21,000)         737,000         (895,000)
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                             710,000           77,000         (431,000)
     Issuance of stock under 401(k) Plan and other                                       --               --           91,000
                                                                               ------------     ------------     ------------
Net cash provided by (used in) operating activities                              (2,937,000)         981,000          201,000

INVESTING ACTIVITIES
     Net proceeds from sale of Calton Homes, Inc.                                        --       43,440,000               --
     Sale of available for sale securities                                        1,366,000        2,127,000               --
     Decrease in holdback receivable                                              2,104,000               --               --
     Purchase of available for sale securities                                     (967,000)      (4,000,000)              --
     Acquisition of business, net of cash acquired                                 (138,000)        (250,000)              --
     Increase in notes receivable                                                        --         (338,000)              --
     Purchase of property and equipment                                            (622,000)         (58,000)         (18,000)
                                                                               ------------     ------------     ------------
Net cash provided by (used in) investing activities                               1,743,000       40,921,000          (18,000)

FINANCING ACTIVITIES
     Stock repurchase                                                            (1,051,000)      (8,583,000)        (115,000)
     Capital contributed by minority owners of
         Innovation Technology Partners                                             500,000               --               --
     Stock options exercised                                                        149,000          382,000               --
                                                                               ------------     ------------     ------------
Net cash used in financing activities                                              (402,000)      (8,201,000)        (115,000)

Net (decrease) increase in cash and cash equivalents                             (1,596,000)      33,701,000           68,000
Cash and cash equivalents at beginning of period                                 33,786,000           85,000           17,000
                                                                               ------------     ------------     ------------
Cash and cash equivalents at end of period                                     $ 32,190,000     $ 33,786,000     $     85,000
                                                                               ============     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                    $      2,000     $    209,000     $  3,970,000
     Cash paid for income taxes                                                $     35,000     $  1,640,000     $    680,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Holdback receivable                                                       $         --     $  4,047,000     $         --
     Acquisition of assets                                                     $         --     $     54,000     $         --
     Conversion of CorVu and PrivilegeONE notes receivable into investments    $    338,000     $         --     $         --
     Property and equipment contributed by minority owners of
         Innovation Technology Partners                                        $     52,000     $         --     $         --


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)


                                                                                        Accumulated
                                  Common Stock      Additional                             Other        Total
                              --------------------   Paid-in      Retained    Treasury  Comprehensive Shareholders' Comprehensive
                               Shares      Amount     Capital     Earnings      Stock        Loss        Equity      Income(Loss)
                              --------    --------    --------    --------    ----------  ----------  ------------   -----------
 Balance,
     November 30, 1997           5,323    $    266    $ 26,827    $  5,757    $     --    $     --    $ 32,850      $     --

     Net Income                     --          --          --       4,355          --          --       4,355            --
Issuance of Stock under
     401 (k) Plan                   32           1          70          --          --          --          71            --
Issuance of Stock under
     stock option plans             --          --          20          --          --          --          20            --
Income tax refund                   --          --       1,040          --          --          --       1,040            --
Less:  Purchase of
     treasury stock                (28)         --          --          --        (115)         --        (115)           --
                              --------    --------    --------    --------    --------    --------    --------      --------
Balance
     November 30, 1998           5,327         267      27,957      10,112        (115)         --      38,221            --
     Net Income                     --          --          --       4,839          --                   4,839         4,839
Issuance of Stock under
     stock option plans            176           9         373          --          --          --         382            --
Issuance of Stock under
     warrant exercise              143           7          (7)         --          --          --          --            --
Modification of stock
     option terms                   --          --         525          --          --          --         525            --
Income tax refund                   --          --       3,788          --          --          --       3,788            --
Less:  Purchase of
     treasury stock             (1,351)         --          --          --      (8,583)         --      (8,583)           --
Adjustment to reflect
     par value                      --         (68)         68          --          --          --          --            --
Comprehensive Loss:
     unrealized loss in
     available for sale
     securities                     --          --          --          --          --        (518)       (518)         (518)
                                                                                                                    --------
Comprehensive income                                                                                                   4,321
                              --------    --------    --------    --------    --------    --------    --------
Balance,
     November 30, 1999           4,295         215      32,704      14,951      (8,698)       (518)     38,654

     Net Loss                                                       (5,896)                             (5,896)       (5,896)
Issuance of Stock under
     stock option plans             73           4         145          --          --          --         149            --
Issuance of Stock and options
     by consolidated
     subsidiary                     --          --          35          --          --          --          35            --
Shares retired upon
     recapitalization
     of the Company                 (1)         --         (10)         --          --          --         (10)           --
Income tax refund                   --          --         478          --          --          --         478            --
Less:  Purchase of
     treasury stock               (235)         --          --          --      (1,041)         --      (1,041)           --
Adjustment to reflect
     par value                      --         (12)         12          --          --          --          --            --
Change in unrealized loss in
     available for sale
     securities                     --          --          --          --          --         518         518           518
                                                                                                                    --------
Comprehensive Loss                                                                                                  $ (5,378)
                                                                                                                    ========
                              --------    --------    --------    --------    --------    --------    --------
Balance,
     November 30, 2000           4,132    $    207    $ 33,364    $  9,055    $ (9,739)   $     --    $ 32,887
                              ========    ========    ========    ========    ========    ========    ========


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF BUSINESSES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Calton, Inc. and all of its wholly owned and majority owned subsidiaries (the "Company"). The Company consolidates a subsidiary when it owns directly or indirectly more than 50% of the outstanding voting securities. Under this method, a subsidiary's results of operations, cash flows and balance sheets are reflected in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated. Participation of other security holders in the earnings and losses of consolidated majority owned subsidiaries are reflected in the caption "Minority Interest" in the Company's consolidated financial statements. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's shares of the earnings or losses of majority owned subsidiaries. In certain circumstances where majority owned subsidiaries incur losses, and the Company is unable to pass these losses through to minority security holders, the Company records the entire loss of the subsidiary.

         DESCRIPTION OF BUSINESSES

         On December 31, 1998, the Company completed the sale of the primary homebuilding subsidiary, Calton Homes, Inc. ("Calton Homes") to Centex Real Estate Corporation ("Centex" or the "purchaser"). As a result of the sale of Calton Homes, the financial statements treat the Company's former homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business."

         In July 1999 the Company acquired substantially all of the assets of iAW, Inc, and subsequently changed the name to eCalton.com, Inc. ("eCalton"). eCalton is engaged in designing Web pages and providing Internet strategy consulting and comprehensive Internet-based solutions. In addition, eCalton is in the business of providing technical staffing to assist and augment their clients' information technology departments.

         In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) equity interest in PrivilegeONE Networks, LLC ("PrivilegeONE"), a newly formed limited liability corporation engaged in the development of a co-branded loyalty credit card program. PrivilegeONE has developed a co-branded credit card with the name of individual automobile dealers, along with that of PrivilegeONE, and will provide dealership-sponsored incentives for consumers to use the card both at the dealerships, and at other businesses that accept the cards.

         In June 2000, the Company acquired a 51% interest in Innovation Technology Partners, LLC ("ITP"), a newly-formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In addition to its management and consulting services, ITP also intends to acquire controlling interests in certain entities that it manages and consults with.

         In August 2000, through its interest in ITP, the Company acquired a controlling interest in MindSearch, a company which is developing technology to provide consumer research to businesses on a faster and broader basis than existing research approaches.

         Through December 30, 2001, the Company is to provide corporate consulting services related to the sale of the homebuilding assets under a consulting agreement with the purchaser. The eCalton Web strategy division develops Web sites for customers throughout the United States, while the eCalton staffing operation places staff mainly in the Houston, Texas market. To date, ITP has consulted on projects mainly in the south Texas area. PrivilegeONE has yet to generate any revenues, but expects to operate in most regions of the United States once operational.

         RECAPITALIZATION

         Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one forward split of the Common Stock. As a result of this recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. All Common Stock, stock option, warrant and per share information has been adjusted to reflect the Recapitalization as if such Recapitalization had taken place at the beginning of the periods presented. In connection with this Recapitalization, the Company changed the par value of its common stock from $.01 to $.05 per share.

         REVENUE RECOGNITION

         Revenues of Calton, Inc. are comprised of the consulting agreement payments from the purchaser of Calton Homes. Revenue is recognized once the consulting report has been delivered and the amounts due under the contract become payable to the Company.

         eCalton recognizes revenues for services as work is performed on a project-by-project basis adjusted for any anticipated losses in the period in which any such losses are identified. For projects charged on a time and materials basis, revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. eCalton also undertakes projects on a fixed-fee or capped-fee basis for which revenues are recognized on the percentage of completion method of accounting based on the evaluation of actual costs incurred to date compared to total estimated costs.

         Revenues of ITP are recorded once ITP consulting services have been rendered.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of demand deposits, United States Government Treasury Bills, and highly liquid money market funds with original maturities of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

         AVAILABLE-FOR-SALE SECURITIES

         The Company classifies all of its short-term investments as available-for-sale securities. Such investments are carried at fair value based on quoted market prices, with the unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) in shareholders' equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in the caption "Loss on Securities" (see Note 2).

         PROPERTY AND EQUIPMENT

         Property and equipment are primarily comprised of computer equipment, office furniture and leasehold improvements. Computer equipment is being depreciated over a useful life of three to four years, office furniture is being depreciated over five years, and leasehold improvements are being depreciated over the terms of the respective leases, which range from one to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. The Company periodically performs an assessment of fixed assets to determine if the assets have been impaired. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.

         INTANGIBLE ASSETS

         Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting. Goodwill is amortized on a straight-line basis over five to ten years. The Company periodically analyzes the carrying value of its goodwill and other intangible assets to assess the recoverability from future operations. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. During 2000 the Company concluded that the goodwill associated with the acquisitions of both eCalton and PrivilegeONE had been impaired, and charged these amounts to operations. This conclusion was reached because of sustained losses since inception for both entities, and the lack of certainty at November 30, 2000 as to whether these businesses would ever become profitable.

         INCOME TAXES

         The Company records income taxes using the liability method based on enacted tax laws and statutory tax rates applicable to the period in which differences are expected to affect taxable income. Under this method, the Company records deferred taxes based on temporary taxable and deductible differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, other receivables, accounts payable, accrued expenses and other liabilities. At November 30, 2000 and 1999, the fair value of these instruments approximated their carrying value.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         PER SHARE COMPUTATIONS

         Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

         Income (loss) per share assuming dilution is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

         The effect of 979,000 stock options and warrants were not included in the calculation of earnings per share for 2000, as they would be antidilutive. There were 360,000 stock options that were not included in the calculation of diluted earnings per share in 1999 as these options were antidilutive. In addition, a warrant to purchase 200,000 shares of common stock was outstanding until June 1999 (see Note 5). The effect of stock options and the warrant were not included in the calculation of diluted earnings per share in 1998 as these options and warrants were antidilutive due to the loss from continuing operations during this period.

         STOCK-BASED COMPENSATION

         The Company measures compensation expense related to the grant of stock options and stock-based awards to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations. Stock-based compensation arrangements involving non-employees are accounted for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and related interpretations. The Company provides the disclosure requirements of SFAS 123 for employee arrangements.

         ADVERTISING EXPENSE

         The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $86,000 and $16,000 for the years ended November 30, 2000 and 1999, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

         In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company expects to adopt these new Statements effective December 1, 2000. These Statements will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of these Statements will have a significant effect on its results of operations or financial position.

         RECLASSIFICATIONS

         Certain reclassifications have been made to prior years' financial statements in order to conform to the 2000 presentation.

         2.    AVAILABLE-FOR-SALE SECURITIES

         In November 1999, the Company made a $250,000 unsecured bridge loan to CorVu Corporation ("CorVu") pursuant to a note which provided that all principal and accrued interest would become due upon the earlier of (i) 120 days or (ii) the closing of a reverse merger transaction with Minnesota American, Inc. Upon the occurrence of the reverse merger in January 2000, the bridge loan was converted to 143,000 common shares in the surviving corporation. As consideration for making the bridge loan, the Company was issued a five year warrant to purchase 253,000 shares of common stock in CorVu at a per share price of $.01 per share. Also in January 2000, the Company purchased an additional 375,000 shares of common stock and a five-year warrant for 225,000 shares of CorVu for $750,000. The warrant entitles the Company to acquire certain quantities of CorVu common stock at prices ranging from $2.00 per share to $8.00 per share.

         At November 30, 2000, the Company is reporting no Available-for-Sale Securities, although the Company holds 518,000 shares of CorVu Corporation (OTCBB: CRVU) as of the balance sheet date. The Company had previously valued and reported these securities based on the closing price of CorVu common stock, as reported on the "Over-the-Counter" Bulletin Board. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has assessed the carrying value of these shares and concluded that the decline in value was not temporary. This conclusion was based on, among other things, CorVu's financial condition and sustained losses from operations, the low per share value at which CorVu common stock is trading, the Company's inability to liquidate its shares in CorVu, and other factors that management considered relevant under the circumstances. The loss associated with this other-than-temporary impairment amounted to $990,000 for the current year, and is included on the income statement as loss on securities. In addition, the current year loss on securities includes a capital loss on the sale of common stock of two publicly traded New

         York Stock Exchange companies in the amount of $508,000, for which the Company received proceeds in the amount of approximately $1,350,000. The remaining $210,000 of loss on securities resulted from the write off of non-readily marketable securities.

         3.    ACQUISITIONS AND INVESTMENTS

         In July 1999 the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider for a cash price of $250,000. The acquired business is operated through a wholly-owned subsidiary named eCalton.com, Inc. As a result of the acquisition, the Company recorded goodwill in the amount of $237,000, which was originally to be amortized over ten years. However, during the current year management concluded that this goodwill had been permanently impaired, and charged the entire unamortized balance of goodwill to operations. In conjunction with the acquisition, the Company entered into employment contracts with the three principal officers of eCalton, and granted each officer options to acquire 120,000 shares of the Company's common stock at a price of $8.15. During the fourth quarter of 2000 one of these officers resigned, and 80,000 of these options were cancelled.

         In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE Networks, LLC, a newly formed limited liability corporation engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a five-year warrant to acquire 240,000 shares of common stock at an exercise price of $12.50 per share. As of the acquisition date, the warrant was determined to have nominal value. As a result of the acquisition, the Company recorded goodwill in the amount of $138,000, which was originally to be amortized over five years. However, during the current year management concluded that this goodwill had been permanently impaired, and charged the entire unamortized balance of goodwill to operations.

         The warrant becomes exercisable only if PrivilegeONE surpasses certain specified earnings targets. In addition to its equity interest, the Company has agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004. As of November 30, 2000 the outstanding principal balance on this loan was $1,486,000. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until the later of the time that the note is repaid or January 2004. The Company has entered into agreements with the other owners of PrivilegeONE and its parent company, which obliges each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wishes to transfer its equity interest.

         In June 2000, the Company acquired a 51% interest in ITP, a newly-formed entity established to provide management and consulting services to entrepreneurial and development stage companies. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. The loan, which bears interest at a rate equal to prime plus one percent per annum, is due in June 2004. Executive management of ITP contributed $500,000 in cash and certain assets, including exiting client contracts, in exchange for their collective 49% interest. The accounts of ITP have been consolidated along with those of the Company with the executive management's interest shown as minority interest. Certain owners of ITP have been issued warrants to acquire an aggregate 11.1% interest in ITP at a value to be determined by appraisal if certain events occur, including the completion of a public offering, a merger or other business combination, a change of control, or if Anthony J. Caldarone ceases to be Chairman of the Company. ITP management has been granted options to acquire up to 150,000 shares of common stock of the Company at an exercise price of $5.56 per share if ITP surpasses certain specified earnings targets. As a result, the Company could be subject to expense recognition in the event it becomes probable that ITP will achieve its target earnings.

         In addition to its management and consulting services, ITP also intends to acquire controlling interests in certain entities that it manages and consults with. The first initiative for this line of ITP business was the acquisition of a 51%-owned subsidiary, MindSearch, Inc., a company which has developed technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. In August 2000, ITP borrowed $500,000 under its $3,500,000 credit facility with the Company to finance the acquisition of a controlling interest in MindSearch. The accounts of MindSearch have been consolidated along with those of the Company.

         During 2000 the Company also acquired certain interests in businesses accounted for using the cost method in amounts totaling less than $250,000 in the aggregate.

         4.    INCOME TAXES

         The components of the provision/(benefit) for income taxes are as follows: (amounts in thousands)

                                                                           Years Ended November 30,
                                                                        -----------------------------
                                                                          2000       1999       1998
                                                                        -------    -------    -------
         Federal
               Current                                                  $  (605)   $    15    $ 1,785
               Deferred                                                      84        (28)      (603)
               Provision in lieu of income taxes                             --      2,928        527
         State
               Current                                                       26         28         16
               Provision in lieu of income taxes                             --        310        513
                                                                        -------    -------    -------
                                                                           (495)     3,253      2,238
         Less:  Discontinued operations (provision) benefit                 (84)       373     (2,363)
               Provision in lieu of taxes on the sale of Calton Homes        --     (3,173)        --
                                                                        -------    -------    -------
               Continuing operations                                    $  (579)   $   453    $  (125)
                                                                        =======    =======    =======

         The following schedule reconciles the federal provision (benefit) for income taxes computed at the statutory rate to the actual provision for income taxes:

         (amounts in thousands)


                                                                          Years Ended November 30,
                                                                        -----------------------------
                                                                          2000       1999       1998
                                                                        -------    -------    -------
         Computed provision (benefit) for income taxes at 34%           $(2,266)   $ 2,758    $ 2,242
         Expenses for which deferred tax benefit
               cannot be currently recognized                             1,851         --         --
         Expenses for which deferred tax benefit
               is currently recognized                                       --        (37)      (399)
         State and local tax benefit                                         26        594        529
         State tax reserves                                                  --       (550)        --
         Expenses for which no tax benefit is available                      15        488         --
         Other                                                             (121)        --       (134)
                                                                        -------    -------    -------
         Total provision (benefit) for income taxes                        (495)     3,253      2,238
         Less:  Discontinued operation (provision) benefit                  (84)       373     (2,363)
               Provision in lieu of taxes on the sale of Calton Homes        --     (3,173)        --
                                                                        -------    -------    -------
               Continuing operations                                    $  (579)   $   453    $  (125)
                                                                        =======    =======    =======



         During fiscal 2000, the Company received a federal income tax refund in the amount of $1,298,000 resulting from the carryback of certain losses to years in which the Company incurred income taxes.

         In 1999, the resolution of certain state tax issues resulted in a $550,000 reduction to the 1999 provision for income taxes.

         Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities at November 30, 2000, and 1999 are as follows:

         (amounts in thousands)


                                            Deferred Tax Assets (Liabilities)
                                        -------------------------------------------
                                        Continuing Operations      Combined*
                                        ---------------------   -------------------
                                           2000        1999        2000       1999
                                        --------    ---------   --------    -------
         Income from joint ventures     $     --    $     --    $     93    $    33
         Federal net operating losses      7,214       5,594       7,214      5,594
         State net operating losses        2,023       2,248       2,444      2,662
         Depreciation                          9          (6)          9         (6)
         Deferred state taxes                177           5         368        131
         Litigation reserve                   --          --         188        187
         Stock compensation                   --          --         179        179
         Intangibles, net                    603          --         603         --
         Other                                85          23         333        109
                                        --------    --------    --------    -------
                                          10,111       7,864      11,431      8,889
         Valuation allowances            (10,111)     (7,864)    (11,431)    (8,805)
                                        --------    --------    --------    -------
         Total deferred taxes           $     --    $     --    $     --    $    84
                                        ========    ========    ========    =======




         * Includes both continuing and discontinued operations

         Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. For federal and state tax purposes, a valuation allowance was provided on a significant portion of the net deferred tax assets due to uncertainty of realization.

         The federal net operating loss carryforward for tax purposes is approximately $21,200,000 at November 30, 2000 and $16,400,000 at
         November 30, 1999. The Company's ability to use its deferred tax assets, including federal net operating loss carryforwards, created prior to November 21, 1995 to offset future income is limited to approximately $1,127,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. The limitation has been reduced by approximately $500,000 per year as a result of the terms of the sale of Calton Homes. These federal carryforwards will expire between 2007 and 2019.

         5.    SHAREHOLDERS' EQUITY

         The Company's Certificate of Incorporation, as amended, provides for 10,740,000 authorized shares of Common Stock (par value $.05 per share), 520,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 2,000,000 shares of Class A Preferred Stock (par value $.10 per share), one million shares of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

         During 1998 the Company commenced a stock repurchase program with the intention to repurchase up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. As of November 30, 2000, there were 1,615,000 shares held in Treasury totaling $9,739,000.

         In May 1993, the Company adopted the Calton, Inc. 1993 Non-Qualified Stock Option Plan (the "1993 Plan") under which a total of 299,000 shares of Common Stock were reserved for issuance. Under the terms of the 1993 Plan, options may be granted at an exercise price designated by the Board of Directors. The options granted under the 1993 Plan vest in equal installments over a three-year period. The exercise price of outstanding options at November 30, 2000 under the 1993 Plan range from $1.55 to $6.10 per share. Options granted under the 1993 Plan have a maximum term of ten years, with a weighted average remaining contractual life of 7.5 years at November 30, 2000.

         In April 1996, the Company's shareholders approved the Company's 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 400,000 shares of Common Stock were reserved for issuance. Under the terms of the 1996 Plan, options may be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant (110% of such fair market value in the case of an incentive stock option granted to a 10% shareholder). The exercise prices of outstanding options at November 30, 2000 range from $1.70 to $13.90 per share with vesting ranging from one to five years. The exercise period is up to ten years, with a weighted average remaining contractual life of 6.1 years at November 30, 2000.

         In April 2000, the Company's shareholders approved the Company's 2000 Equity Incentive Plan (the "2000 Plan") under which a total of 800,000 shares of Common Stock were reserved for issuance. Under the terms of the 2000 Plan, options may be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant (110% of such fair market value in the case of an incentive stock option granted to a 10% shareholder). Generally, the options granted under the 2000 Plan vest in equal installments over a five-year period. The exercise prices of outstanding options at November 30, 2000 range from $3.65 to $4.50 per share. The exercise period is up to ten years, with a weighted average remaining contractual life of 9.6 years at November 30, 2000.

         At November 30, 2000 there were 346,000 options exercisable under all plans in the aggregate, with a weighted average exercise price of $4.79.

         In connection with the sale of Calton Homes, Inc. the Company made certain adjustments to the terms of options to acquire the Company's Common Stock previously granted and outstanding as of December 31, 1998 under the 1993 Plan and the 1996 Plan. Effective January 1, 1999, all options that were previously granted and outstanding became exercisable, regardless of whether the right to exercise the option had previously vested. Employees of Calton Homes, Inc. had until December 31, 2000 to exercise any options, and options of employees of Calton, Inc. will expire in accordance with their original terms. The effect of the amendments to the stock option plans of approximately $525,000 is considered to be severance costs and was therefore recorded as an expense and included in the gain on the sale transaction in the first quarter of 1999.

         Stock option activity under each of these Plans are summarized as follows (shares in thousands):

                                                   2000        1996        1993            Weighted Average
                                                   Plan        Plan        Plan     Total   Exercise Price
                                                   ----        ----        ----     -----   --------------

         Options outstanding November 30, 1998       --        276        135        411        $  1.99
         Granted                                     --         17        120        137        $  6.05
         Exercised                                   --       (104)       (72)      (176)       $  2.07
                                                   ----       ----        ---       ----
         Options outstanding November 30, 1999       --        189        183        372        $  3.44
         Granted                                     49         75         43        167        $ 10.29
         Forfeited                                   (2)        (6)        --         (8)       $ 10.85
         Exercised                                   --        (29)       (43)       (72)       $  2.00
                                                   ----       ----        ---       ----
         Options outstanding November 30, 2000       47        229        183        459        $  6.04
                                                   ====       ====        ===       ====



         In July 1999, the Company entered into employment agreements with three officers of eCalton pursuant to which each have been granted options to acquire 120,000 shares of the Company's Common Stock, or an aggregate of 360,000 shares. The non-qualified stock options granted have terms similar to the 1996 Equity Incentive Plan, vest in three equal annual installments beginning July 19, 2000, and have a term of ten years. The exercise price is $8.15 per share. During 2000 one of these officers resigned and, as a result, forfeited 80,000 of the options which had not yet vested.

         The Company accounts for stock option plans under APB 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methods prescribed under FAS 123, the Company's net income (loss) would have been reduced by (increased by) approximately ($269,000), $551,000 and $141,000 for years ended November 30, 2000, 1999 and 1998, respectively. On a pro forma basis, earnings (loss) per share would have been reduced by (increased by) ($.06), $.02 and $.00 per share for 2000, 1999 and 1998, respectively. The estimated weighted average fair value of the options granted in the years ended November 30, 2000, 1999 and 1998 is $7.34, $6.05 and $1.55, respectively, using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of .8, .8 and .7, risk-free interest rate of 6.54%, 4.56% and 5.49%, assumed forfeiture rate as they occur, and an expected life of 5.8 years, 3 years and 4.7 years at November 30, 2000, 1999 and 1998, respectively. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income or loss for future years.

         In June 1999, the holder of a warrant (the "Warrant") to purchase 200,000 shares of Calton Common Stock exercised the Warrant using the cashless exercise method. As a result, the holder was issued 136,000 shares which the Company repurchased for $750,000 and the Warrant was canceled. The 136,000 shares are held as treasury stock.

         In July 2000 the Company's Board of Directors repriced 92,000 options held by current employees of the Company. The options were repriced to $4.50 per share, and had exercise prices ranging from $6.10 to $12.65 prior to the repricing. The effect of repricing options can trigger compensation expense to the extent that the fair value of the Company's common stock exceeds the new price of the options through until the date they are exercised or expire. In 2000 no compensation expense was recognized as a result of the repricing, as the price of the Company's stock did not close above $4.50 at the end of any reporting period.

         Effective November 30, 2000 the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the "Plan"), subject to shareholder approval at the Company's 2001 Annual Meeting of Shareholders. The stock subject to options under the Plan will initially be 175,000 shares of the Company's common stock. This initial number shall be automatically increased on January 1 of each year by the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the prior year or (ii) 75,000 shares. Offering periods will be determined by the Compensation Committee, with a maximum offering period not to exceed twenty-four months. Under the terms of the Plan, the option price per share will be the lesser of (i) 85% of the average market price of the common stock on the first business day of the offering period, or (ii) 85% of the average market price of the common stock on the last business day of the payment period.

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

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:
         (in thousands)


                                                         As of November 30,
                                                        -------------------
                                                         2000          1999
                                                        -----         -----
         Computer, furniture and other equipment        $ 670         $ 155
         Leasehold improvements                           159            --
                                                        -----         -----
                                                          829           155
         Less:  Accumulated depreciation                 (191)          (12)
                                                        -----         -----
                                                        $ 638         $ 143
                                                        =====         =====




         Total depreciation expense for the years ended November 30, 2000, 1999 and 1998 was $179,000, $20,000 and $164,000, respectively.

         7.    COMMITMENTS AND CONTINGENT LIABILITIES

         DISCONTINUED OPERATIONS

         As part of the sale of Calton Homes on December 31, 1998, the Company entered into a consulting agreement with the purchaser that requires the purchaser to make payments of $1,300,000 per year over a three-year period to the Company.

         On December 31, 1998, as a condition to the sale of Calton Homes, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds were deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") were deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") were deposited to fund costs associated with certain specified litigation involving Calton Homes. During 1999, the Company refunded $700,000 to the purchaser, out of the General Indemnification Funds as a part of a settlement agreement and related post closing adjustments.

         The Amended and Restated Stock Purchase Agreement ("Agreement"), pursuant to which the Company sold Calton Homes on December 31, 1998, requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including the cost of warranty work on homes delivered if such costs exceed $600,000.

         In January 2000, the purchaser asserted a $253,000 claim for indemnification related to certain alleged liabilities arising out of the events occurring prior to the sale of Calton Homes. The purchaser has agreed to reduce claim to $205,000. On December 28, 2000, rather than permit the release of the remaining General Indemnification Funds, which were to be disbursed to the Company at year-end, the purchaser asserted that it had sustained losses of $770,000 as a result of matters allegedly arising from events prior to the sale of Calton Homes, including the cost of warranty work in excess of the $600,000 reserve established upon the closing of the transaction. In addition, the purchaser requested the escrow agent to set aside $1,139,000 for damages which it believes it will sustain in the future, including the cost of anticipated warranty work and other matters. An arbitration proceeding to resolve these issues is currently scheduled for March 2001. The Company believes that many of the claims made by the purchaser are without merit and intends to vigorously contest these claims in the arbitration. In certain instances, the purchaser has not provided sufficient documentation to enable the Company to assess the merits of the claim. With regard to claims for warranty work performed, the Company believes that the purchaser has failed to comply with the provisions of its agreement with the Company related to the performance of the work and did not demonstrate reasonably prudent business judgment in administering warranty claims. At this time it is not possible to accurately predict what the Company's liability will be related to the claims asserted by the purchaser. However, at this time the potential additional claims asserted by the purchaser against the General Indemnification Fund total approximately $2,300,000. As of November 30, 2000, the balance in the General Indemnification Fund amounted to only $1,434,000. No amounts will be released from the General Indemnification Funds until the indemnity claims are resolved. The Company's indemnity obligations are not limited to the amounts deposited in escrow.

         The Specific Indemnification Funds are to be disbursed, to the extent not otherwise utilized in the resolution of litigation, on a case-by-case basis, as the litigation is resolved. As of November 30, 2000, there were $1,055,000 of Specific Indemnification Funds remaining in escrow. With the exception of two matters, each of the matters for which the Specific Indemnification Funds were deposited have been resolved, subject, in certain cases, to the finalization of settlement agreements. Under the terms of its agreement with the purchaser, the Company is required to deposit additional Specific Indemnification Funds for any matters that remain unresolved at December 31, 2000. As a result, the Company may be required to deposit an additional $189,000 in escrow until the resolution of the remaining two matters.

         The Company has filed a counter claim against the purchaser alleging that purchaser has breached the purchase agreement and holdback escrow agreement. The Company contends that purchaser did not comply with its express obligations under the contract and its obligations of "good faith and fair dealing" implied in all New Jersey contracts. Among other things, the Company alleges that purchaser failed to handle third party indemnification claims in good faith and in a reasonable manner using prudent business standards, and failed to provide the Company with requested information on certain claims to allow the Company to make an intelligent assessment of the claim. At this time, there can be no assurance that the Company will prevail in this counter claim.

         In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $2,000,000. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

         LEASES

         The Company and its consolidated subsidiaries lease their facilities and equipment under operating lease agreements with various expiration dates through 2005. Future minimum lease payments as of November 30, 2000 under the leases are as follows:

         2001                               $246,000
         2002                                167,000
         2003                                 97,000
         2004                                 82,000
         2005                                 68,000
        Thereafter:                               --
                                            --------
            Total:                          $660,000
                                            ========

         Rental expense for the Company and its subsidiaries for the years ended November 30, 2000, 1999, and 1998 was $247,000, $45,000, and $392,000,
         respectively.

         8.    DISCONTINUED OPERATIONS

         On December 31, 1998, the Company completed the sale of Calton Homes. The purchase price for the stock of Calton Homes was $48,100,000 plus certain post-closing adjustments. In fiscal 1999, the Company recorded a pretax gain of $7,591,000 on the sale. Cash proceeds from the sale were approximately $43,440,000, net of the $4,040,000 remaining holdback and $1,800,000 million cash received from closing adjustments. No tax liability resulted from the sale since the transaction resulted in a capital loss for tax purposes. However, a provision in lieu of taxes was recorded for financial reporting purposes in fiscal 1999 in the amount of $3,173,000 related to the sale transaction. The gain was subject to the $5,200,000 holdback (see Note 7) of which $700,000 was refunded to the purchaser, out of the General Indemnification Funds and included as part of the gain and $592,000 was received by the Company pursuant to the terms of the indemnification agreement. Future decreases to the escrows held for indemnifications, if any, will be recorded as an adjustment to the gain from the sale of Calton Homes. In fiscal 2000, the Company recorded a provision of approximately $650,000 against the previously recognized gain on sale of $7,591,000. Calton has entered into an agreement to provide consulting services to Centex that requires payments to the Company of $1,300,000 per year over a three-year period.

         Results of operations from discontinued operations are as follows (amounts in thousands):


                                                                Years ended November 30,
                                                               -------------------------
                                                                 1999             1998
                                                               --------         --------
         Revenues                                              $  6,763         $105,292
                                                               ========         ========

         Cost of revenues                                         5,858           85,897
         Selling, general and administrative                      1,518           10,172
                                                               --------         --------
                                                                  7,376           96,069
                                                               --------         --------
         Income (loss) from operations                             (613)           9,223
         Interest expense, net                                       --              545
                                                               --------         --------
         Income (loss) before income taxes                         (613)           8,678
         Provision (benefit) for income taxes                      (373)           2,363
                                                               --------         --------
         Net income (loss) from discontinued operations        $   (240)        $  6,315
                                                               ========         ========




         Net assets of discontinued operations are as follows (amounts in thousands):

                                                                  Nov. 30,
                                                                   1999
                                                              --------------
Assets

       Receivables and other assets                                 $   104
       Commercial land                                                  109

Liabilities
       Accounts payable and accrued expenses                           (650)
                                                              -------------
Net liabilities                                                     $  (437)
                                                              =============





         9.    SEGMENT REPORTING

         The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. As of November 30, 2000 the Company operates in three business segments, as follows.

         In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. The acquired business is operated through a wholly owned subsidiary, eCalton. Revenues of eCalton are derived from designing Web pages and providing internet strategy consulting services. In addition, eCalton also earns revenues from employee staffing.

         In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry. At this time PrivilegeONE operations consist solely of start up activities, and its entire loss has been included in the Company's consolidated results of operations.

         The Company also provides corporate consulting services related to the sale of the homebuilding assets in December 1998. In addition, in June 2000 the Company acquired a 51% interest in ITP, a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies, as well as acquiring controlling interest in certain entities that ITP consults with. Because ITP's operations are similar to that of the Company's corporate consulting for Centex, the results of operations for ITP are included in the results of operations for the corporate and consulting services segment.

         The Company recognized revenues in the Corporate and Consulting Services division from Centex Corporation in the amount of $1,300,000 and $1,194,000 for the years ended November 30, 2000 and 1999, respectively. These amounts represented 37% and 88% of consolidated net revenues in 2000 and 1999.

         The Company has no foreign operations.

         Operating results, by segment, for the years ended November 30, 2000 and 1999 are as follows (in thousands):


                                                                      Year ended November 30, 2000
                                                  --------------------------------------------------------------------

                                                     Internet       Credit Card       Corporate and
                                                     Business         Loyalty          Consulting          Total
                                                    Solutions         Business          Services          Company
                                                  --------------------------------------------------------------------
         Total revenues                              $ 2,045         $    --         $  1,489         $  3,534
         Total cost of revenues                        1,514              --               --            1,514
         Depreciation and amortization                   109              26               91              226
         Interest income                                  --              --            2,144            2,144
         Loss from operations                         (2,910)         (1,709)          (1,582)          (6,201)
         Benefit for income taxes                         --              --             (579)            (579)
         Net loss                                     (2,911)         (1,859)          (1,126)          (5,896)
         Total assets                                $ 1,172         $    39         $ 33,889         $ 35,100




                                                                         Year ended November 30, 1999
                                                  --------------------------------------------------------------------

                                                     Internet       Credit Card       Corporate and
                                                     Business         Loyalty          Consulting          Total
                                                    Solutions         Business          Services          Company
                                                  --------------------------------------------------------------------
         Total revenues                              $   157         $    --         $  1,194         $  1,351
         Total cost of revenues                          116              --               --              116
         Depreciation and amortization                    14              --                3               17
         Interest income                                  --              --            1,845            1,845
         Income (loss) from operations                  (427)             --            1,541            1,114
         Provision (benefit) for income taxes           (171)             --              624              453
         Net income (loss)                              (256)             --            5,095            4,839
         Total assets                                $   464         $    --         $ 39,977         $ 40,441

         10.      QUARTERLY FINANCIAL RESULTS (UNAUDITED)

         Quarterly financial results for the years ended November 30, 2000 and 1999 are as follows (amounts in thousands, except per share amounts):


                                                                               Three Months Ended
                                                          --------------------------------------------------------------
                                                            Feb. 29,         May 31,        Aug. 31,        Nov. 30,
                                                              2000            2000            2000            2000
                                                          --------------  --------------  -------------  ---------------
         Net loss from continuing operations                    $(1,063)        $(678)        $(1,349)        $(2,068)
         Net loss from discontinued operations                       --            --              --             (84)
         Net loss from the sale of Calton Homes                      --            --              --            (654)
                                                                -------         -----         -------         -------
         Net loss                                               $(1,063)        $(678)        $(1,349)        $(2,806)
                                                                =======         =====         =======         =======

         Net loss per share
              Basic                                             $ (0.25)        $(0.16)       $ (0.32)        $ (0.65)
              Diluted                                           $ (0.25)        $(0.16)       $ (0.32)        $ (0.65)


                                                                              Three Months Ended
                                                          --------------------------------------------------------------
                                                            Feb. 28,         May 31,        Aug. 31,        Nov. 30,
                                                              1999            1999            1999            1999
                                                          --------------  --------------  -------------  ---------------
         Net income from continuing operations                  $   159         $ 285         $   178         $    39
         Net income (loss) from discontinued
              operations                                             92          (379)           (100)            147
         Net income (loss) from the sale of Calton Homes          3,886           668              --            (136)
                                                                -------         -----         -------         -------
         Net income                                             $ 4,137         $ 574         $    78         $    50
                                                                =======         =====         =======         =======

         Net income per share (a)
              Basic                                             $  0.80         $0.15         $    --         $    --
              Diluted                                           $  0.75         $0.10         $    --         $    --



         (a) Net income per share does not agree to the per share amounts presented on the face of the income statement as a result of the impact of the stock repurchase program.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-70628, 33-75184, 333-28135, and
         333-42424) of Calton, Inc. of our report dated January 19, 2001 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.

         PricewaterhouseCoopers LLP

         Tampa, Florida
         February 22, 2001

                                   SCHEDULE II
                          CALTON, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)



                                                                                    Additions
                                                                           -------------------------
                                                           Balance at       Charged to     Charged to                   Balance at
                                                          Beginning        Costs and         Other                        End
Description                                                of Year          Expenses       Accounts        Deductions    of Year
----------------------------------------------            -----------      -----------     ----------     ------------  ----------
Year ended November 30, 1998:

     Inventory valuation reserves                         $        981    $         --    $         --    $        726    $   255
                                                          ============    ============    ============    ============    =======

     Valuation allowance for net deferred
          tax asset                                       $     16,090    $         --    $         --    $      2,549    $13,541
                                                          ============    ============    ============    ============    =======

Year ended November 30, 1999:

     Inventory valuation reserves                         $        255    $         --    $         --    $        100    $   155
                                                          ============    ============    ============    ============    =======

     Valuation allowance for net deferred
          tax asset                                       $     13,541    $         --    $         --     $     4,736(a) $ 8,805
                                                          ============    ============    ============    ============    =======

Year ended November 30, 2000:

     Allowance for doubtful accounts                      $         --    $        122    $         --    $         --    $   122
                                                          ============    ============    ============    ============    =======

     Inventory valuation reserves                         $        155    $        108    $         --    $         --    $   263
                                                          ============    ============    ============    ============    =======

     Valuation allowance for net deferred
          tax asset                                       $      8,805    $      1,864    $         --    $         --    $10,669
                                                          ============    ============    ============    ============    =======

----------------

(a) The majority of the change in valuation allowance is due to the sale of Calton Homes, Inc. and did not have an income statement impact.

                          CALTON, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

2.1 Amended and Restated Stock Purchase Agreement effective September 2, 1998 among Calton, Inc., Calton Homes, Inc. and Centex Real Estate Corp., incorporated by reference to Exhibit 2 to Form 8-K of Registrant dated December 31, 1998.

2.2 Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated as of December 28, 1998 among Calton, Inc., Calton Homes, Inc. and Braewood Development Corp. (assignee of Centex Real Estate Corp.), incorporated by reference to Exhibit 2.1 to Form 8-K of Registrant dated December 31, 1998.

3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1997, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on February 2, 1999, incorporated by reference to
Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1998, and Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State, State of New Jersey on May 30, 2001.

3.2 By Laws of Registrant, as amended, incorporated by reference to Exhibit 3.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

4.1 Warrant to Purchase Common Stock of Calton, Inc. dated January 2000 issued to Taytrowe Van Fechtmann World Companies, Inc., incorporated by reference to
Exhibit 4.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

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

(*) 10.4 Incentive Compensation Plan of Registrant.

(**) 10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995 and Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

10.8 Consulting Agreement between Registrant and Braewood Development Corp. dated December 31, 1998, incorporated by reference to Exhibit 10.9 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

(*) 10.9 2000 Equity Incentive Plan incorporated by reference to Exhibit 10.10 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

(*) 10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth
D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999. Agreements identical in term and content between the Registrant and each of Matthew R. Smith and Robert K. Hill have been executed. These documents have not been filed.

(**) 10.11 Employment Agreement dated as of July 19, 1999 between eCalton.com, Inc. and Kenneth D. Hill, incorporated by reference to Exhibit 10.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

10.12 Employee Stock Purchase Plan.

10.13 Operating Agreement of PrivilegeOne Networks, LLC

10.14 Amendment No. 1 to Operating Agreement of PrivilegeOne Networks, LLC

10.15 Promissory Note issued by PrivilegeOne Networks, Inc. dated January 27,
2000

10.16 Amendment No. 1 to Promissory Note issued by PrivilegeOne Networks, Inc.

10.17 Assignment and Assumption Agreement dated January 27, 2000 between PrivilegeOne Networks, LLC and PrivilegeOne Networks, Inc.

10.18 Second Promissory Note dated February 9, 2001 issued by PrivilegeOne Networks, LLC

10.19 Operating Agreement of Innovation Technology Partners, LLC

10.20 Revolving Promissory Note dated June 19, 2000 issued by Innovation Technology Partners, LLC

10.21 Consulting Agreement dated July 17, 2000 between the Registrant and Robert
E. Naughton

21. Subsidiaries of the Registrant.



(*) Constitutes a compensatory plan required to be filed by an exhibit pursuant to Item 14(c) of Form 10-K.

(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.