Form 10-Q
period 2001-02-28
CALTON INC
filed 2001-04-12
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended February 28, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                    22-2433361
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                       Identification Number)

            2013 INDIAN RIVER BLVD.
           VERO BEACH, FLORIDA                                         32960
  (Addresses of principal executive offices)                        (Zip Code)

                         Registrant's telephone number,
                       including area code: (732) 212-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [X]   No  [ ]

As of March 31, 2001, 4,159,964 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------

PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements (Unaudited)

                         Consolidated Balance Sheets at
                         February 28, 2001 and November 30, 2000.....................................     3

                         Consolidated Statements of Operations for the
                         Three Months Ended February 28, 2001 and February 29, 2000..................     4

                         Consolidated Statements of Cash Flows for the
                         Three Months Ended February 28, 2001 and February 29, 2000..................     5

                         Consolidated Statement of Changes in Shareholders'
                         Equity for the Three Months Ended February 28, 2001.........................     6

                         Notes to Consolidated Financial Statements..................................     7

              Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations...............................     10

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................     14

PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings...........................................................     15

              Item 6.    Exhibits and Reports on Form 8-K............................................     15

              SIGNATURES  ...........................................................................     15




Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption "certain risks" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and under the caption "Factors Affecting Calton, Inc.'s Operating Results, Business Prospects and Market Price of Stock" in this report.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                                              February 28,      November 30,
                                                                                                  2001              2000
                                                                                            ----------------- -----------------
                                                                                              (UNAUDITED)
         ASSETS
              Current Assets

                  Cash and cash equivalents                                                     $ 30,676,000       $ 32,190,000
                  Holdback receivable                                                              1,521,000          1,289,000
                  Accounts receivable, net of allowance for doubtful accounts of $309,000
                     and $122,000 at February 28, 2001 and November 30, 2000, respectively           737,000            760,000
                  Prepaid expenses and other assets                                                  251,000            218,000
                                                                                                ------------       ------------
                     Total current assets                                                         33,185,000         34,457,000

                  Property and equipment, net                                                        577,000            638,000
                  Other assets                                                                            --              5,000
                                                                                                ------------       ------------
                     Total assets                                                               $ 33,762,000       $ 35,100,000
                                                                                                ============       ============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

                  Accounts payable, accrued expenses and other liabilities                      $  1,157,000       $  1,384,000
                  Deferred taxes                                                                     741,000            741,000
                                                                                                ------------       ------------
                     Total current liabilities                                                     1,898,000          2,125,000
                                                                                                ------------       ------------
                  Minority interest                                                                       --             88,000
                                                                                                ------------       ------------
                  Commitments and Contingencies

         SHAREHOLDERS' EQUITY

                  Preferred Stock                                                                         --                 --
                  Common stock, $.05 par value, 10,740,000 shares authorized;
                     4,150,000 and 4,132,000 shares outstanding at February 28, 2001
                     and November 30, 2000, respectively                                             213,000            207,000
                  Additional paid in capital                                                      33,577,000         33,364,000
                  Retained earnings                                                                8,185,000          9,055,000
                  Less cost of shares held in treasury, 1,719,000 and 1,615,000 shares
                     as of February 28, 2001 and November 30, 2000, respectively                 (10,111,000)        (9,739,000)
                                                                                                ------------       ------------
                     Total shareholders' equity                                                   31,864,000         32,887,000
                                                                                                ------------       ------------
                     Total liabilities, minority interest and shareholders' equity              $ 33,762,000       $ 35,100,000
                                                                                                ============       ============


   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (UNAUDITED)




                                                                2001              2000
                                                            -----------       -----------
         Revenue
              Homebuilding consulting fees                  $   325,000       $   325,000
              Web design and implementation                     507,000           228,000
              Technical staffing                                654,000              --
              Other                                              30,000              --
                                                            -----------       -----------
                                                              1,516,000           553,000
                                                            -----------       -----------
         Costs and expenses
              Project personnel and expenses                    606,000           136,000
              Selling, general and administrative             2,346,000         1,493,000
                                                            -----------       -----------
                                                              2,952,000         1,629,000
                                                            -----------       -----------
         Loss from operations                                (1,436,000)       (1,076,000)

         Other expense (income)
              Interest income                                  (478,000)         (521,000)
              Loss on securities                                     --           508,000
                                                            -----------       -----------
         Loss before minority interest                         (958,000)       (1,063,000)

         Minority interest                                      (88,000)               --
                                                            -----------       -----------

         Net loss                                           $  (870,000)      $(1,063,000)
                                                            ===========       ===========
         Basic and diluted loss per share                   $     (0.21)      $     (0.25)
                                                            ===========       ===========


         Weighted average number of shares outstanding
                 Basic and diluted                            4,137,000         4,307,000
                                                            -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                                   (UNAUDITED)



                                                                                     2001               2000
                                                                                 ------------       ------------
OPERATING ACTIVITIES

Net loss                                                                         $   (870,000)      $ (1,063,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities, net of effects of business acquisitions
     Minority interest                                                                (88,000)                --
     Loss on  securities                                                                   --            508,000
     Provision for uncollectible receivables                                          226,000                 --
     Depreciation and amortization                                                     92,000             24,000
     Change in net assets/liabilities of discontinued operations                           --             13,000
     Increase in accounts receivable                                                 (203,000)           (87,000)
     Increase in prepaid expenses and other assets                                    (28,000)          (117,000)
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                              (227,000)           404,000
                                                                                 ------------       ------------
Net cash used in operating activities                                              (1,098,000)          (318,000)

INVESTING ACTIVITIES

     Sale of available for sale securities                                                 --          1,349,000
     Receipts (payments) on holdback claims                                          (232,000)         1,040,000
     Purchase of available for sale securities                                             --           (790,000)
     Acquisition of business, net of cash acquired                                         --            (20,000)
     Purchase of property and equipment                                               (31,000)          (110,000)
                                                                                 ------------       ------------
Net cash provided by (used in) investing activities                                  (263,000)         1,469,000

FINANCING ACTIVITIES

     Stock repurchase                                                                (372,000)                --
     Stock options exercised                                                          219,000             61,000
                                                                                 ------------       ------------
Net cash provided by (used in) financing activities                                  (153,000)            61,000

Net (decrease) increase in cash and cash equivalents                               (1,514,000)         1,212,000
Cash and cash equivalents at beginning of period                                   32,190,000         33,786,000
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $ 30,676,000       $ 34,998,000
                                                                                 ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                      $         --       $         --
     Cash paid for income taxes                                                  $      8,000       $     26,000

NON-CASH INVESTING AND FINANCING ACTIVITIES

     Conversion of CorVu and PrivilegeONE notes receivable into investments      $         --       $    338,000



   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      THREE MONTHS ENDED FEBRUARY 28, 2001
                                   (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)





                                                                                         ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                            OTHER          TOTAL
                                  -------------------  PAID IN     RETAINED   TREASURY     COMPRE-      SHAREHOLDERS'  COMPREHENSIVE
                                   SHARES    AMOUNT    CAPITAL     EARNINGS    STOCK      HENSIVE LOSS     EQUITY      INCOME (LOSS)
                                  -------- --------- -----------  ---------- ----------  ------------   ------------   -------------

Balance,
     November 30, 2000            4,132    $    207    $ 33,364   $  9,055      $ (9,739)    $   --       $ 32,887             --
     Net Loss                        --          --          --       (870)           --         --           (870)          (870)
Issuance of Stock upon
     exercise of stock options      122           6         213         --            --         --            219             --

Less:  Purchase of
     treasury stock                (104)         --          --         --          (372)        --           (372)            --
                                                                                                                         --------
Comprehensive Loss                   --          --          --         --            --         --             --       $   (870)
                               --------    --------    --------   --------      --------     ------       --------       ========
Balance,
     February 28, 2001            4,150    $    213    $ 33,577   $  8,185      $(10,111)    $   --       $ 31,864
                               ========    ========    ========   ========      ========     ======       ========










   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 28, 2001, and the results of operations and cash flows for the three months ended February 28, 2001 and February 29, 2000 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2001. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. Certain reclassifications have been made to prior years' financial statements in order to conform with the fiscal 2001 presentation.

2.  ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this Statement does not impact the accompanying consolidated financial statements.

3.  REVENUE RECOGNITION

     In addition to Web design and Internet strategy, the Company's wholly-owned subsidiary, eCalton.com Inc. ("eCalton"), provides technical staffing to clients in the Houston, Texas area. Revenues from the technical staffing operation are recognized at the time the staffing services are rendered to clients.

4.  ADDITIONAL EQUITY INVESTMENT

    In February 2001, the Company made an additional equity investment in PrivilegeONE Networks, LLC ("PrivilegeONE") which increased the Company's direct and indirect ownership to 75.4%. Prior to this investment, the Company already held a controlling ownership percentage and, accordingly, fully consolidates PrivilegeONE's balance sheet, results of operations and cash flows with the consolidated financial statements of the Company. As a result, this additional equity investment had no effect on the accompanying consolidated financial statements.

5.  NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of stock options and warrants. For the three months ended February 28, 2001, options and warrants to purchase 1,060,000 shares of common stock were excluded from the calculation of loss per share since their inclusion would be antidilutive.

6.  SEGMENT REPORTING

    The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. As of February 28, 2001, the Company operates in three business segments, as follows:

    In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. The acquired business is operated through a wholly owned subsidiary, eCalton. Revenues of eCalton are derived from designing Web pages and providing Internet strategy consulting services. In addition, eCalton earns revenues by providing technical staffing to clients in the Houston, Texas area. A few large customers have accounted for a significant portion of eCalton's revenues. During the first quarter of fiscal 2001, revenues from two customers accounted for approximately 46% of total revenues from Web design and implementation, and technical staffing. As of February 28, 2001, one customer accounted for 27% of the trade receivables of eCalton.

    In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry. In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE which increased its direct and indirect ownership interest to 75.4%. At this time, PrivilegeONE operations consist solely of start up activities, and its entire loss has been included in the Company's consolidated results of operations.

    The Company also provides corporate consulting services to the purchaser of Calton Homes, Inc., which was sold by the Company in December 1998. In addition, in June 2000, the Company acquired a 51% interest in Innovation Growth Partners, LLC ("IGP"), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies, as well as acquiring controlling interests in certain entities that IGP consults with. Because IGP's operations are similar to those of the Company's corporate consulting service for the purchaser, the results of operations for IGP are included in the results of operations for the corporate and consulting services segment.

    The Company has no foreign operations.

    Operating results, by segment, for the three months ended February 28, 2001 and February 29, 2000 are as follows (in thousands):


                                                        THREE MONTHS ENDED FEBRUARY 28, 2001
                                    -----------------------------------------------------------------------------
                                         INTERNET
                                         BUSINESS          CREDIT CARD         CORPORATE AND
                                        SOLUTIONS            LOYALTY             CONSULTING           TOTAL
                                       AND STAFFING          BUSINESS             SERVICES           COMPANY
                                    -----------------------------------------------------------------------------
Total revenues                           $ 1,161               $--             $    355             $  1,516
Total cost of revenues                       606                --                   --                  606
Depreciation and amortization                 72                 2                   18                   92
Loss from operations                        (396)             (425)                (615)              (1,436)
Interest income                               --                --                  478                  478
Net loss                                    (396)             (425)                 (49)                (870)
Total assets                             $   922             $  55             $ 32,785             $ 33,762





                                                       THREE MONTHS ENDED FEBRUARY 29, 2000
                                    -----------------------------------------------------------------------------
                                         INTERNET
                                         BUSINESS          CREDIT CARD       CORPORATE AND
                                        SOLUTIONS            LOYALTY           CONSULTING             TOTAL
                                       AND STAFFING          BUSINESS           SERVICES             COMPANY
                                    -----------------------------------------------------------------------------
Total revenues                           $ 228               $  --               $  325             $    553
Total cost of revenues                     136                  --                   --                  136
Depreciation and amortization               21                  --                    3                   24
Loss from operations                      (375)               (351)                (350)              (1,076)
Interest income                             --                  --                  521                  521
Loss on sale of securities                  --                  --                 (508)                (508)
Net loss                                  (375)               (351)                (337)              (1,063)
Total assets                             $ 555               $  44             $ 40,503             $ 41,102




7.  COMMITMENTS AND CONTINGENT LIABILITIES

    As of result of the sale of the homebuilding business in December 1998, the Company is required to indemnify the purchaser for, among other things, breaches of the Stock Purchase Agreement with the purchaser and certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims. At this time, the purchaser is asserting claims totaling approximately $2,300,000. An arbitration proceeding to resolve these issues was scheduled for March 2001. However, the Company and purchaser have postponed this arbitration proceeding, and are currently in discussions to attempt to settle this matter.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

    Revenues for the three months ended February 28, 2001 and February 29, 2000 were $1,516,000 and $553,000, respectively. The primary reason for the increase was an increase in revenues for eCalton during the quarter ended February 28, 2001, compared to the same quarter in the prior year. Revenues for the Website design division of eCalton were $507,000 for the quarter ended February 28, 2001, compared to $228,000 for the quarter ended February 29, 2000. This increase is due primarily to one particular project which is significantly larger than any projects contracted to date. Revenues for the technical staffing operation of eCalton were $654,000 for the quarter ended February 28, 2001, with no similar revenues in 2000, as the Company entered this business in July 2000.

    Project personnel and expenses increased to $606,000 for the quarter ended February 28, 2001, compared to $136,000 for the quarter ended February 29, 2000. The increase is attributable to expanded operations at the Website design division of eCalton, as well as the addition of the technical staffing division of eCalton in Houston, Texas.

    Selling, general and administrative costs for the three months ended February 28, 2001 were $2,346,000, compared to $1,493,000 for the three months ended February 29, 2000. The increase is primarily from additional personnel costs related to operating PrivilegeONE for a full quarter in 2001, compared to two months in the same period of 2000, and from the operations of IGP that did not exist during the quarter ended February 29, 2000. Also, during the quarter ended February 28, 2001, the Company recorded a provision for bad debts in the amount of $226,000 in the Website design division of eCalton, with no similar provision for the quarter ended February 29, 2000. In addition, the Company had temporarily reduced its corporate office during the quarter ended February 29, 2000, while the Company was relocating its corporate office and hiring its new management team. During 2001, the new corporate office and personnel expenses were incurred for the entire quarter ended February 28, 2001. Included in selling, general and administrative costs for the quarter ended February 29, 2000 are $232,000 of costs incurred related to acquisition activities that were abandoned as of February 29, 2000.

    Interest income has experienced a moderate decline in 2001, compared to 2000, due to smaller cash balances during 2001, and a decline in short term interest rates.

    The Company recorded a $508,000 loss on the sale of available-for-sale securities during the quarter ended February 29, 2000.

    The Company is reporting a credit to income for minority interest related to the operating loss of IGP. As of February 28, 2001, there is no remaining minority interest related to IGP which will be reflected on the Company's consolidated financial statements, and all future losses of IGP will be absorbed in their entirety by the Company.

    LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2001, the Company had $30,676,000 of highly liquid money market funds yielding approximately 5.1%.

     The Company believes that the current cash on hand, future collections of the holdback receivable, interest income, and funds provided under the consulting agreement with the purchaser of Calton Homes, which provides for annual payments of $1,300,000 through December 31, 2001, will provide sufficient capital to support the Company's operations.

     Under the Company's share repurchase program, the Company has repurchased an aggregate of 1,719,000 shares for $10,111,000 as of February 28, 2001, at an average price of $5.88 per share.

    It is anticipated that the Company's cash flow from its operations, combined with the operations of eCalton, PrivilegeONE, and IGP, will continue to utilize cash until, if ever, those operations execute the strategies identified in their business plans.

    CASH FLOWS FROM INVESTING ACTIVITIES

    During the quarter ended February 28, 2001, the Company settled certain matters with former homeowners, causing the general holdback receivable to increase by $232,000 for the quarter. The expenditures reduced the reserve against the holdback receivable, which in turn caused the net receivable to increase.

    The Company's expenditures for property and equipment were $31,000 for the three months ended February 28, 2001 compared to $110,000 for the three months ended February 29, 2000. Capital expenditures for the current year, excluding amounts for business acquisitions, are expected to be lower than last year.

    The Company disposed of available-for-sale securities during the three months ended February 29, 2000, and received proceeds of $1,349,000 from the sale. In addition, $1,040,000 was collected from the holdback receivable during the quarter ended February 29, 2000.

    In January 2000, the Company purchased an additional 375,000 shares of CorVu Corporation common stock and a five-year warrant, which entitle the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00 per share. The aggregate acquisition amount of the stock and the warrant was $750,000, which is the primary component of the $790,000 disclosed in the consolidated statement of cash flows as purchase of available for sale securities.

    In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest included cash and a warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. In addition to its equity interest, the Company agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note which bears interest at the rate of 10% per annum and becomes due in January 2004.

    In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE, which increased its direct and indirect ownership interest to 75.4%. The Company has also agreed to lend PrivilegeONE up to an additional $1,450,000, if PrivilegeONE achieves certain milestones related to the development of its proposed credit card program.

    As of February 28, 2001, the Company has advanced a total of $1,781,000 under the terms of the two loans with PrivilegeONE.

    CASH FLOWS FROM FINANCING ACTIVITIES

    During the quarter ended February 28, 2001, certain optionholders exercised their options to purchase 121,000 shares of Common Stock from the Company generating proceeds of $219,000.

    During the three months ended February 29, 2000, certain optionholders exercised their options to purchase 145,000 shares of Common Stock from the Company generating proceeds of $61,000.

    During the quarter ended February 28, 2001, the Company repurchased 104,000 shares of its Common Stock for $372,000.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this Statement does not impact the accompanying consolidated financial statements.

    FACTORS AFFECTING CALTON, INC.'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

    In December, 1998 the Company sold its primary operating subsidiary, Calton Homes, Inc., which was engaged in residential homebuilding. Since that date the Company has a limited operating history upon which you may evaluate it. The Company and its subsidiaries are among the many companies that have entered into the market that relies on conducting some portion of its business over the Internet. The Company's subsidiaries are still in the early stages of their development. The Company's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets such as the Internet and other technology based industries. If the Company is unable to effectively allocate its resources and develop the business of those subsidiaries, the Company's stock price may be adversely affected and it may be unable to execute its strategy of developing and operating its subsidiaries. The Company's stock price has been volatile in the past and may continue to be volatile in the future. Stock prices of companies engaged in Internet and technology related businesses have generally been volatile as well. This volatility may continue in the future. The following factors, among others, may add to the volatility of the Company's stock price:

    o actual or anticipated variations in the Company's quarterly results of the Company and its subsidiaries;

    o changes in the market valuations of the Company's subsidiaries and other Internet or technology based companies;

    o conditions or trends in the Internet or technology industries in general;

    o negative changes in the public's perception of the prospects of Internet or technology based companies;

    o   changes in the size, form or rate of the Company's acquisitions;

    o new products or services offered by the Company, its subsidiaries and their competitors;

    o   the Company's capital commitments;

    o additions to or departures of the key personnel of the Company or its subsidiaries; and

    o general economic conditions such as a recession, or interest rate fluctuations.

    Many of these factors are beyond the Company's control. These factors may decrease the market price of the Company's common stock, regardless of the Company's operating performance. The Company's business depends upon the performance of its subsidiaries, which is uncertain. The Company's Internet business solutions subsidiary, eCalton, has incurred operating losses from inception and no assurance can be given that it will become profitable in the future. If the Company's PrivilegeONE subsidiary is not successful in entering into an agreement with a credit card issuer, it will not be able to execute its business plan. If MindSearch, Inc., in which the Company owns an interest through its IGP subsidiary, is unable to successfully market the data gathered through its market research technology, it will not be able to generate profits from its activities. Economic, governmental, industry and internal factors outside the Company's control may affect each of its subsidiaries. If the business plans of the Company's subsidiaries do not succeed, the value of the Company's assets and the price of its common stock could decline.

    Other material risks relating to the Company's subsidiaries include:

    o demand for the products and services of some of the subsidiaries depends on widespread use of the Internet;

    o intensifying competition affecting the products and services the subsidiaries offer, which could lead to the failure of the subsidiaries;

    o   inability to adapt to the rapidly changing marketplace;

    o the subsidiaries are in the early stages of their development with limited operating history, little revenue and substantial losses and limited capital resources;

    o unless the Company funds its subsidiaries, the subsidiaries may not have alternative funding sources;

    o interrupted operation of the computer and communications hardware systems of the subsidiaries;

    o   the inability to attract and maintain qualified personnel; and

    o   inability to manage growth.

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are invested primarily in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 5.1%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed.

                           PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

         As of result of the sale of the homebuilding business in December 1998, the Company is required to indemnify the purchaser for, among other things, breaches of the Stock Purchase Agreement with the purchaser and certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims. At this time, the purchaser is asserting claims totaling approximately $2,300,000. As previously reported, an arbitration proceeding to resolve these issues was scheduled for March 2001. However, the Company and purchaser have postponed this arbitration proceeding, and are currently in discussions to attempt to settle this matter.

         In December 1998, the Company deposited $2,200,000 in escrow in connection with the sale of its homebuilding business to fund costs associated with certain specified litigation (the "Specific Indemnification Funds"). As of February 28, 2001 all but two of the litigation matters had been resolved, and $1,071,000 of Specific Indemnification Funds remained in escrow.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A)  Exhibits
                  None

          B)   Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CALTON, INC.
                                        ---------------------------------------
                                                  (Registrant)

                                    By: /s/ KELLY S.McMAKIN
                                        ---------------------------------------
                                            Kelly S. McMakin
                                            Senior Vice President and
                                            Treasurer
                                            (Principal Financial and
                                            Accounting Officer)


Date:  April 13, 2001