Form 10-Q
period 2001-05-31
CALTON INC
filed 2001-07-12
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001

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


                         Registrant's telephone number,
                       including area code: (561) 794-1414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of July 10 2001, 4,474,370 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES
                                     INDEX


                                                                              Page No.
                                                                              --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets at
                  May 31, 2001 and November 30, 2000 .........................    3

                 Consolidated Statements of Operations for the
                  Three Months Ended May 31, 2001 and 2000....................    4

                 Consolidated Statements of Operations for the
                  Six Months Ended May 31, 2001 and 2000......................    5

                 Consolidated Statements of Cash Flows for the
                  Six Months Ended May 31, 2001 and 2000......................    6

                 Consolidated Statement of Changes in Shareholders'
                  Equity for the Six Months Ended May 31, 2001................    7

                 Notes to Consolidated Financial Statements...................    8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................   12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk...   16


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................   17
         Item 4. Submission of Matters to a Vote of Securityholders...........   17
         Item 5. Other Information............................................   17
         Item 6. Exhibits and Reports on Form 8-K.............................   18

SIGNATURES....................................................................   19


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption "certain risks" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and under the caption "Factors Affecting Calton, Inc.'s Operating Results, Business Prospects and Market Price of Stock" in this report.
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                          May 31,            November 30,
                                                                                           2001                  2000
                                                                                        ------------         ------------
                                                                                        (Unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                                                      $ 29,929,000         $ 32,190,000
         Holdback receivable                                                                 866,000            1,289,000
         Accounts receivable, net of allowance for doubtful accounts of $414,000
            and $122,000 at May 31, 2001 and November 30, 2000, respectively                 741,000              760,000
         Prepaid expenses and other assets                                                   291,000              218,000
                                                                                        ------------         ------------
            Total current assets                                                          31,827,000           34,457,000

         Property and equipment, net                                                         596,000              638,000
         Goodwill, net                                                                       125,000                   --
         Other assets                                                                             --                5,000
                                                                                        ------------         ------------
            Total assets                                                                $ 32,548,000         $ 35,100,000
                                                                                        ============         ============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

         Accounts payable, accrued expenses and other liabilities                       $    953,000         $  1,384,000
         Dividend payable                                                                 20,800,000                   --
         Deferred taxes                                                                      741,000              741,000
                                                                                        ------------         ------------
            Total current liabilities                                                     22,494,000            2,125,000
                                                                                        ------------         ------------
         Minority interest                                                                        --               88,000
                                                                                        ------------         ------------
         Commitments and Contingencies

SHAREHOLDERS' EQUITY
         Preferred Stock                                                                          --                   --
         Common stock, $.05 par value, 10,740,000 shares authorized;
            4,160,000 and 4,132,000 shares outstanding at May 31, 2001
            and November 30, 2000, respectively                                              213,000              207,000
         Additional paid in capital                                                       13,102,000           33,364,000
         Retained earnings                                                                 6,850,000            9,055,000
         Less cost of shares held in treasury, 1,719,000 and 1,615,000 shares
            as of May 31, 2001 and November 30, 2000, respectively                       (10,111,000)          (9,739,000)
                                                                                        ------------         ------------
            Total shareholders' equity                                                    10,054,000           32,887,000
                                                                                        ------------         ------------
            Total liabilities, minority interest and shareholders' equity               $ 32,548,000         $ 35,100,000
                                                                                        ============         ============



   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                                   (UNAUDITED)



                                                          2001                  2000
                                                       -----------           -----------
Revenue
      Homebuilding consulting fees                     $   325,000           $   325,000
      Web design and implementation                        217,000               330,000
      Technical staffing                                   893,000                    --
      Other                                                  3,000
                                                       -----------           -----------
                                                         1,438,000               655,000
                                                       -----------           -----------
Costs and expenses
      Project personnel and expenses                       735,000               253,000
      Selling, general and administrative                2,406,000             1,618,000
                                                       -----------           -----------
                                                         3,141,000             1,871,000
                                                       -----------           -----------
Loss from operations                                    (1,703,000)           (1,216,000)

Other (income)
      Interest income                                     (368,000)             (538,000)
                                                       -----------           -----------
Net loss                                               $(1,335,000)          $  (678,000)
                                                       ===========           ===========

Basic and diluted loss per share                       $     (0.32)          $     (0.16)
                                                       ===========           ===========


Weighted average number of shares outstanding
             Basic and diluted                           4,157,000             4,328,000
                                                       -----------           -----------




   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                                   (UNAUDITED)



                                                           2001                 2000
                                                       -----------           -----------
Revenue
     Homebuilding consulting fees                      $   650,000           $   650,000
     Web design and implementation                         724,000               555,000
     Technical staffing                                  1,547,000                    --
     Other                                                  33,000                 4,000
                                                       -----------           -----------
                                                         2,954,000             1,209,000
                                                       -----------           -----------
Costs and expenses
     Project personnel and expenses                      1,341,000               389,000
     Selling, general and administrative                 4,752,000             3,111,000
                                                       -----------           -----------
                                                         6,093,000             3,500,000
                                                       -----------           -----------
Loss from operations                                    (3,139,000)           (2,291,000)

Other expense (income)
     Interest income                                      (846,000)           (1,058,000)
     Loss on securities                                         --               508,000
                                                       -----------           -----------
Loss before minority interest                           (2,293,000)           (1,741,000)

Minority interest                                          (88,000)                   --
                                                       -----------           -----------

Net loss                                               $(2,205,000)          $(1,741,000)
                                                       ===========           ===========

Basic and diluted loss per share                       $     (0.53)          $     (0.40)
                                                       ===========           ===========
Weighted average number of shares outstanding
        Basic and diluted                                4,147,000             4,317,000
                                                       -----------           -----------



     The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000
                                   (UNAUDITED)



                                                                                         2001                  2000
                                                                                     ------------           ------------
OPERATING ACTIVITIES
Net loss                                                                             $ (2,205,000)          $ (1,741,000)
Adjustments to reconcile net loss to net cash used in
         operating activities, net of effects of business acquisitions
     Minority interest                                                                    (88,000)                    --
     Stock options issued for consulting services                                         174,000                     --
     Loss on securities                                                                        --                508,000
     Provision for uncollectible receivables                                              335,000                     --
     Depreciation and amortization                                                        110,000                 59,000
     Increase in accounts receivable                                                     (316,000)              (170,000)
     Increase in prepaid expenses and other assets                                        (68,000)              (107,000)
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                                  (431,000)                76,000
                                                                                     ------------           ------------
Net cash used in operating activities                                                  (2,489,000)            (1,375,000)

INVESTING ACTIVITIES
     Sale of available for sale securities                                                     --              1,349,000
     Receipts from holdback receivable                                                  1,034,000              1,000,000
     Payments for Centex warranty claims                                                 (611,000)                    --
     Purchase of available for sale securities                                                 --               (825,000)
     Acquisition of business, net of cash acquired                                             --                (20,000)
     Purchase of property and equipment                                                   (66,000)              (241,000)
                                                                                     ------------           ------------
Net cash provided by investing activities                                                 357,000              1,263,000

FINANCING ACTIVITIES
     Stock repurchase                                                                    (372,000)               (58,000)
     Stock options exercised                                                              243,000                149,000
                                                                                     ------------           ------------
Net cash (used in) provided by financing activities                                      (129,000)                91,000

Net decrease in cash and cash equivalents                                              (2,261,000)               (21,000)
Cash and cash equivalents at beginning of period                                       32,190,000             33,786,000
                                                                                     ------------           ------------
Cash and cash equivalents at end of period                                           $ 29,929,000           $ 33,765,000
                                                                                     ============           ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Dividend payable                                                                $ 20,800,000           $         --
     Goodwill resulting from the issuance of stock options                           $    127,000           $         --
     Conversion of CorVu and PrivilegeONE notes receivable into investments          $         --           $    338,000
     Stock repurchase payable                                                        $         --           $    367,000




   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          SIX MONTHS ENDED MAY 31, 2001
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                         Accumulated
                                   Common Stock      Additional                             Other          Total
                                 -----------------    Paid In     Retained    Treasury     Compre-      Shareholders'   Compre-
                                 Shares     Amount    Capital     Earnings     Stock     hensive Loss      Equity     hensive Loss
                                 ------     ------   ----------   --------    --------   ------------   ------------  ------------
Balance,
     November 30, 2000           4,132       $207    $ 33,364     $  9,055    $ (9,739)      $ --         $ 32,887     $ (5,378)
     Net Loss                       --         --          --       (2,205)         --         --           (2,205)      (2,205)
     Dividend declared              --         --     (20,800)          --          --         --          (20,800)          --
Issuance of Stock upon
     exercise of stock options     132          6         237           --          --         --              243           --
Stock options issued pursuant
     to  acquisition of
     minority interest              --         --         127           --          --         --              127           --
Stock options issued
     for services                   --         --         174           --          --         --              174           --
Less:  Purchase of
     treasury stock               (104)        --          --           --        (372)        --             (372)          --
                                                                                                                       --------
Comprehensive Loss                  --         --          --           --          --         --               --     $ (7,583)
                                 -----       ----    --------     --------    --------       ----         --------     ========
Balance,
     May 31, 2001                4,160       $213    $ 13,102     $  6,850    $(10,111)      $ --         $ 10,054
                                 =====       ====    ========     ========    ========       ====         ========




   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2001, and the results of operations and cash flows for the three and six months ended May 31, 2001 and May 31, 2000 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2001. Operating results for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. Certain reclassifications have been made to prior years' financial statements in order to conform with the fiscal 2001 presentation.

2.  ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement
    No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. As the Company does not hold material derivative instruments or engage in hedging activities, the adoption of this Statement does not impact the accompanying consolidated financial statements.

3.  ADDITIONAL EQUITY INVESTMENT

    In February 2001, the Company made an additional equity investment in PrivilegeONE Networks, LLC ("PrivilegeONE") which increased the Company's direct and indirect ownership to 75.4%. In May 2001, the Company acquired the remaining minority interest in PrivilegeONE, making it a wholly-owned subsidiary. Prior to these investments, the Company already held a controlling ownership percentage and, accordingly, fully consolidates PrivilegeONE's balance sheet, results of operations and cash flows with the consolidated financial statements of the Company.

    As consideration for the remaining minority interest in PrivilegeONE, the Company granted options to purchase 200,000 shares of the Company's Common Stock at a price of $4.02 to the former minority owners of PrivilegeONE. The options were fully vested, and become exercisable six months after the grant date, and have a term of five years. The Company applied the purchase method of accounting to record this acquisition of minority interest. In addition to the grant of the options, the terms of the purchase required the Company to make certain guarantees and commitments to the bank that has agreed to issue the PrivilegeONE Visa card. The Company also agreed to fund up to an additional $2,000,000 towards the project, and the former minority owners of PrivilegeONE agreed to the cancellation of the previously issued warrant to acquire 240,000 shares of the Company's Common Stock.

4.  NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of stock options and warrants. For the six months ended May 31, 2001, options and warrants to purchase 875,500 shares of common stock were excluded from the calculation of loss per share since their inclusion would be antidilutive.

5.  SEGMENT REPORTING

    The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. As of May 31, 2001, the Company operates in three business segments, as follows:

    In July 1999, the Company acquired substantially all of the assets of iAW, Inc., an Internet business solutions provider. The acquired business is operated through a wholly owned subsidiary, eCalton.com, Inc. ("eCalton"). Revenues of eCalton are derived from designing Web pages and providing Internet strategy consulting services. In addition, eCalton earns revenues by providing technical staffing to clients in the Houston, Texas area. A few large customers have accounted for a significant portion of eCalton's revenues. During the six months ended May 31, 2001, revenues from four customers accounted for approximately 57% of total revenues from Web design and implementation, and technical staffing. As of May 31, 2001, two customers accounted for 48% of the trade receivables of eCalton.

    In January 2000, the Company acquired a 50.4% equity interest in PrivilegeONE. PrivilegeONE was formed in 1999 to develop customer loyalty programs through the use of a co-branded credit card related to the automotive industry. In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE which increased its direct and indirect ownership interest to 75.4%. In May 2001, the Company acquired the remaining minority interest in PrivilegeONE (See Note 3). At this time, PrivilegeONE operations consist solely of start up activities, and its entire loss has been included in the Company's consolidated results of operations.

    The Company also provides corporate consulting services to the purchaser of Calton Homes, Inc., which was sold by the Company in December 1998. In addition, in June 2000, the Company acquired a 51% interest in Innovation Growth Partners, LLC ("IGP"), a newly formed entity established to provide management and consulting services to entrepreneurial and development stage companies, as well as acquiring controlling interests in certain entities that IGP consults with. Because IGP's operations are similar to those of the Company's corporate activities, the results of operations for IGP are included in the results of operations for the corporate and consulting services segment.

    The Company has no foreign operations.

    Operating results, by segment, for the six months ended May 31, 2001 and May 31, 2000 are as follows (in thousands):


                                                     Six months ended May 31, 2001
                                     -------------------------------------------------------------------
                                       Internet
                                       Business         Credit Card       Corporate and
                                      Solutions           Loyalty           Consulting           Total
                                     and Staffing         Business           Services           Company
                                     ------------       -----------       -------------         --------
Total revenues                         $  2,271           $     --           $    683           $  2,954
Total cost of revenues                    1,341                 --                 --              1,341
Depreciation and amortization                68                  5                 37                110
Loss from operations                       (772)              (846)            (1,521)            (3,139)
Interest income                              --                 --                846                846
Net loss                                   (772)              (846)              (587)            (2,205)
Total assets                           $  1,039           $    175           $ 31,334           $ 32,548




                                                     Six months ended May 31, 2000
                                     -------------------------------------------------------------------
                                       Internet
                                       Business         Credit Card       Corporate and
                                      Solutions           Loyalty           Consulting           Total
                                     and Staffing         Business           Services           Company
                                     ------------       -----------       -------------         --------
Total revenues                         $    555           $     --           $    654           $  1,209
Total cost of revenues                      389                 --                 --                389
Depreciation and amortization                43                  1                 15                 59
Loss from operations                       (994)              (734)              (563)            (2,291)
Interest income                              --                 --              1,058              1,058
Loss on sale of securities                   --                 --               (508)              (508)
Net loss                                   (994)              (734)               (13)            (1,741)
Total assets                           $    818           $     60           $ 39,184           $ 40,062



6.  LIQUIDATING DIVIDEND

    On May 31, 2001, the Company's Board of Directors declared a liquidating dividend ("dividend") of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22.4 million, which is comprised of the $20,800,000 dividend payable reported on the balance sheet as of May 31, 2001, and an additional $1,557,000, which was distributed as a result of options exercised subsequent to May 31, 2001, but prior to the record date of June 20, 2001. The dividend has been characterized as a liquidating dividend, as it is considered a return of capital rather than a distribution of retained earnings. Consequently, the consolidated balance sheet and statement of shareholders' equity reflect a reduction of additional paid in capital, rather than a reduction of retained earnings. This dividend will reduce the Company's capacity for acquisitions, in terms of both the number of acquisitions the Company will be able to make, and the size of those acquisitions.

7.  SHAREHOLDERS EQUITY

    In conjunction with the dividend, the Company's Board of Directors has allowed for the modification of certain existing options grants to provide that the options are immediately exercisable. However, the shares received upon the option exercise will be subject to forfeiture restrictions until the remaining vesting period is satisfied. Furthermore, until these shares vest, if the employee is terminated or leaves the Company, the Company shall have the right to purchase from the employee the unvested shares at the average of the high and low sales prices of the Company's Common Stock on the American Stock Exchange on July 6, 2001.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

    As a result of the sale of the homebuilding business in December 1998, the Company is required to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims. Arbitration was scheduled for March 2001, but has since been postponed to continue settlement negotiations. During May 2001, the Company and the purchaser resolved certain disputes, and the purchaser released to the Company approximately $1,034,000 from the Specific Indemnity Fund. Additionally, during the six months ended May 31, 2001, the Company paid warranty claims of approximately $611,000 that had been previously reserved for against the holdback receivable.

    In connection with the acquisition of the remaining minority interest in PrivilegeONE (see Note 3), the Company agreed to make certain commitments and guarantees, including committing to fund up to an additional $2,000,000 towards the project. In addition, in conjunction with the execution of a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet"), the Company committed to Fleet that PrivilegeONE would be capitalized with no less than $500,000 for the original five year term of the agreement. The Company also agreed to maintain a contingency reserve fund equal to three and one-half percent of all net revenues received by PrivilegeONE, in an amount not to exceed $1,500,000. Furthermore, the agreement requires the Company to reimburse Fleet for Fleet's start-up costs of developing the program, in an amount not to exceed $350,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

Revenues for the three months ended May 31, 2001 and May 31, 2000 were $1,438,000 and $655,000, respectively. Revenues for the six months ended May 31, 2001 and May 31, 2000 were $2,954,000 and $1,209,000, respectively. The primary reason for the increase in 2001 compared to 2000, for both the quarter and six months, was the revenue associated with the eCalton technical staffing division. For the quarter and six months ended May 31, 2001, the eCalton technical staffing division generated revenues of $893,000 and $1,547,000, respectively, with no similar revenues in 2000, as the Company entered this business in July 2000.

Project personnel and expenses for the three months ended May 31, 2001 and May 31, 2000 were $735,000 and $253,000, respectively. Project personnel and expenses for the six months ended May 31, 2001 and May 31, 2000 were $1,341,000 and $389,000, respectively. The increase in 2001 for both the quarter and six months is primarily attributable to operations of the eCalton technical staffing division, which the Company did not operate until July 2000.

Selling, general and administrative costs for the three months ended May 31, 2001 and May 31, 2000 were $2,406,000 and $1,618,000, respectively. Selling, general and administrative costs for the six months ended May 31, 2001 and May 31, 2000 were $4,752,000 and $3,111,000, respectively. The increase in 2001 for both the quarter and six months is primarily from increased personnel and business activities at PrivilegeONE, the operations of IGP that did not exist until June of 2000, increased professional fees, and a provision for uncollectible receivables in 2001. In addition, during the quarter ended May 31, 2001, the Company recorded a non-cash charge for options issued as consideration for consulting services, which is included in selling, general and administrative expenses.

Interest income for both the quarter and six months ended May 31, 2001 has experienced a decline compared to fiscal 2000 due to smaller cash balances during 2001, and a decline in short term interest rates. Interest income is expected to decline significantly during the remainder of 2001, and thereafter, due to the payment of the dividend discussed in Note 6.

The Company recorded a $508,000 loss on the sale of available-for-sale securities during the six months ended May 31, 2000. There were no such losses in the corresponding 2001 period.

The Company is reporting a credit to income for minority interest related to the operating loss of IGP for the six months ended May 31, 2001. As of May 31, 2001, there is no remaining minority interest related to IGP which will be reflected on the Company's consolidated financial statements, and all future losses of IGP will be absorbed in their entirety by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2001, the Company had $29,929,000 of highly liquid money market funds yielding approximately 3.65%. However, subsequent to payment of the liquidating dividend of approximately $22 million on July 5, 2001, the Company's available cash is expected to be less than $10 million.

This substantial reduction in the Company's investable funds will limit the size of the acquisitions that the Company may embark upon, and may make the Company less attractive for certain types of business ventures.

The Company believes that the current cash on hand, interest income, and funds provided under the consulting agreement with the purchaser of Calton Homes, which provides for additional payments of $975,000 through December 31, 2001, will provide sufficient capital to support the Company's operations.

Under the Company's share repurchase program, the Company has repurchased an aggregate of 1,719,000 shares for $10,111,000 as of May 31, 2001, at an average price of $5.88 per share.

It is anticipated that the Company's cash flow from its operations, combined with the operations of eCalton, PrivilegeONE, and IGP, will continue to utilize cash until, if ever, those operations execute the strategies identified in their business plans.

CASH FLOWS FROM INVESTING ACTIVITIES

During the six months ended May 31, 2001, the Company received $1,034,000 from the specific holdback fund established in connection with the sale of Calton Homes, Inc. However, approximately $611,000 of the proceeds were disbursed to settle matters with certain homeowners. During the six months ended May 31, 2000, the Company received approximately $1,000,000 from the general holdback fund.

During June 2001, IGP borrowed $500,000 from the Revolving Promissory Note with the Company and used the funds to acquire a 5% interest in Miresco Investment Services, Inc. ("Miresco"). Miresco specializes in promoting high quality rug sales throughout the United States at large furniture stores that are holding going out of business sales. Miresco's long range business plan calls for developing "virtual" rug stores through the use of kiosks at furniture stores around the country. The kiosks will allow the furniture stores to have access to millions of dollars of rug inventory without expending the capital to carry this inventory. The $500,000 investment will be used to help expand into their wholesale line with furniture stores directly, which is where the kiosks are expected to be deployed under the terms of the business plan. Subsequent to the draw on the revolving promissory note for the investment in Miresco, the Company has up to $2,425,000 remaining to be funded under the terms of the promissory note.

The Company's expenditures for property and equipment were $66,000 for the six months ended May 31, 2001, compared to $241,000 for the six months ended May 31, 2000. Capital expenditures for the remainder of the current year are expected to be lower than last year for eCalton and the corporate office, excluding amounts for business acquisitions. However, expenditures for PrivilegeONE and IGP may become significant if they are successful in executing their business plans.

The Company disposed of available-for-sale securities during the six months ended May 31, 2000, and received proceeds of $1,349,000 from the sale.

In January 2000, the Company purchased an additional 375,000 shares of CorVu Corporation common stock and a five-year warrant, which entitles the Company to acquire certain specified quantities of shares at specified exercise prices ranging from $2.00 per share to $8.00 per share.

The aggregate acquisition amount of the stock and the warrant was $750,000, which is the primary component of the $825,000 disclosed in the consolidated statement of cash flows as purchase of available for sale securities.

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

In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE, which increased its direct and indirect ownership interest to 75.4%. In May 2001, the Company acquired the remaining minority interests in PrivilegeONE and made certain guarantees and commitments to the bank that has agreed to issue the PrivilegeONE Visa card, including agreeing to increase the funding commitment for the project up to an additional $2,000,000.

CASH FLOWS FROM FINANCING ACTIVITIES

On May 31, 2001, the Company's Board of Directors declared a liquidating dividend ("dividend") of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22.4 million, which is comprised of the $20,800,000 dividend payable reported on the balance sheet as of May 31, 2001 and an additional $1,557,000, which was distributed as a result of options exercised subsequent to May 31, 2001, but prior to the record date of June 20, 2001. This dividend will reduce the Company's capacity for acquisitions, in terms of both the number of acquisitions the Company will be able to make, and the size of those acquisitions.

Prior to the record date of the dividend (See note 6.) nearly all in-the-money stock options were exercised, including the options that were permitted early exercise (see Note 7). Proceeds from the exercise of these options totaled approximately $1,225,000. However, dividends associated with the shares of the Company's Common Stock issued pursuant to the exercise of these options totaled approximately $1,557,000.

During the six months ended May 31, 2001, certain optionholders exercised their options to purchase Common Stock from the Company, generating proceeds of $243,000, compared to $149,000 for the six months ended May 31, 2000.

During the six months ended May 31, 2001, the Company repurchased 104,000 shares of its Common Stock for $372,000, compared to repurchases in the amount of $58,000 for the six months ended May 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. As the Company does not hold derivative instruments or engage in hedging activities, the adoption of this Statement does not impact the accompanying consolidated financial statements.

FACTORS AFFECTING CALTON, INC.'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

In December, 1998, the Company sold its primary operating subsidiary, Calton Homes, Inc., which was engaged in residential homebuilding. Since that date, the Company has a limited operating history upon which it may be evaluated. The Company and its subsidiaries are in the early stages of developing their respective businesses, and some of the subsidiaries are among the many companies that have entered into the market that relies on conducting some portion of its business over the Internet. The Company's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. If the Company is unable to effectively allocate its resources and develop the business of those subsidiaries, the Company's stock price may be adversely affected and it may be unable to execute its strategy of developing and operating its subsidiaries. The Company's stock price has been volatile in the past and may continue to be volatile in the future. Stock prices of companies engaged in start-up and technology related businesses have generally been volatile as well. This volatility may continue in the future. The following factors, among others, may add to the volatility of the Company's stock price:

o the payment of the dividend discussed in Note 6 to these consolidated financial statements;
o   tender offer for all or a portion of the Company's common stock;
o actual or anticipated variations in the quarterly results of the Company and its subsidiaries;
o changes in the market valuations of the Company's subsidiaries, and valuations of competitors or similar businesses;
o   conditions or trends in the Internet or technology industries in general;
o   the public's perception of the prospects of early stage ventures;
o   changes in the size, form or rate of the Company's acquisitions;
o new products or services offered by the Company, its subsidiaries and their competitors;
o   the Company's capital commitments;
o additions to, or departures of, the key personnel of the Company or its subsidiaries; and
o general economic conditions such as a recession, or interest rate fluctuations.

Many of these factors are beyond the Company's control. These factors may decrease the market price of the Company's Common Stock, regardless of the Company's operating performance. The Company's business depends upon the performance of its subsidiaries, which is uncertain. The Company's Internet business solutions subsidiary, eCalton, has incurred operating losses from inception, and no assurance can be given that it will become profitable in the future. If PrivilegeONE is not successful in marketing its co-branded credit card program to automobile dealers and consumers, it will not be able to execute its business plan. If IGP is unable to develop, launch, and secure third party financing for its ventures, it will be unable to execute its business plan. If MindSearch, Inc., in which the Company owns an interest through IGP, is unable to successfully market the data gathered through its market research technology, it will not be able to generate profits from its activities. Economic, governmental, industry and internal factors outside the Company's control may affect each of its subsidiaries. If the business plans of the Company's subsidiaries do not succeed, the value of the Company's assets and the price of its Common Stock would decline.

Other material risks relating to the Company's subsidiaries include:

o demand for the products and services of some of the subsidiaries depends on widespread use of the Internet;

o intensifying competition affecting the products and services the subsidiaries offer, which could lead to the failure of the subsidiaries;
o   inability to adapt to the rapidly changing marketplace;
o the subsidiaries are in the early stages of their development with limited operating history, minimal revenue, substantial losses and limited capital resources;
o unless the Company funds its subsidiaries, the subsidiaries may not have alternative funding sources;
o interrupted operation of the computer and communications hardware systems of the subsidiaries;
o   the inability to attract and maintain qualified personnel; and
o   inability to manage growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are invested primarily in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 3.65%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the sale of the homebuilding business in December 1998, the Company is required to indemnify the Purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims. Arbitration was scheduled for March 2001, but has since been postponed to continue settlement negotiations. During May 2001, the Company and the Purchaser resolved certain disputes, and the purchaser released to the Company approximately $1,034,000 from the Specific Indemnity Fund.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company held its 2001 Annual Meeting of Shareholders (the "Meeting") on April 19, 2001. At the Meeting, shareholders were asked to reelect Gerald W. Stanley as director until the 2003 annual meeting and to reelect Anthony J. Caldarone and Robert E. Naughton until the 2005 annual meeting. In addition, the shareholders were asked to approve the Employee Stock Purchase Plan and to approve the grant of options to purchase 62,250 shares of the Company's Common Stock to certain officers of the Company's wholly owned subsidiary, eCalton.com, Inc. The results of the voting were as follows:


                                                                                                                   Broker
                                                  For            Against         Withheld          Abstain        Non-votes
                                               ---------         -------         --------          -------        ---------
         Gerald W. Stanley                     3,791,040                          244,750
         Anthony J. Caldarone                  3,629,298                          406,492
         Robert E. Naughton                    3,629,610                          406,180

         Adoption of the Employee
         Stock Purchase Plan                   1,919,566         449,675                            12,156        1,654,393

         Approval of the grant of
         Options                               1,916,849         453,231                            11,317        1,654,393


ITEM 5. OTHER INFORMATION

On May 31, 2001, the Company's Board of Directors declared a special dividend of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. In the opinion of the Company's tax advisors, the dividend is expected to be a tax-free return of capital to the extent of the shareholders adjusted basis in the Company's Common Stock, subject to final determination by the Internal Revenue Service. The total amount distributed pursuant to the dividend was approximately $22.4 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


A) Exhibits

        4.1 Option to purchase Common Stock of Calton, Inc. dated May 10, 2001 issued to Steven R. Tetreault

        4.2 Option to purchase Common Stock of Calton, Inc. dated May 10, 2001 issued to Thomas Van Fechtmann

        4.3 Option to purchase Common Stock of Calton, Inc. dated May 10, 2001 issued to Thomas Corley

B) Reports on Form 8-K

        The Company filed the following Report of Form 8-K subsequent to the quarter ended May 31, 2001, but prior to the filing of this Form 10-Q.

        Date of Filing    Disclosure
        --------------    ----------

         June 6, 2001     Announcement of the declaration of the liquidating
                          dividend payable on July 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CALTON, INC.
                                       -----------------------------------------
                                                   (Registrant)




                                       By: /s/ Kelly S. McMakin
                                           -------------------------------------
                                               Kelly S. McMakin
                                               Senior Vice President and
                                               Chief Financial Officer



Date: July 12, 2001