Form 10-Q
period 2001-08-31
CALTON INC
filed 2001-10-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of October 11, 2001, 4,480,354 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                Page No.
                                                                               --------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets at
                August 31, 2001 and November 30, 2000 ..........................    3

                Consolidated Statements of Operations for the
                Three Months Ended August 31, 2001 and 2000.....................    4

                Consolidated Statements of Operations for the
                Nine Months Ended August 31, 2001 and 2000......................    5

                Consolidated Statements of Cash Flows for the
                Nine Months Ended August 31, 2001 and 2000......................    6

                Consolidated Statement of Changes in Shareholders'
                Equity for the Nine Months Ended August 31, 2001...............     7

                Notes to Consolidated Financial Statements......................    8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................   13
        Item 3. Quantitative and Qualitative Disclosures About Market Risk......   18


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K................................   19

SIGNATURES......................................................................   20



--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2000 and under the caption "Factors Affecting Calton, Inc.'s Operating Results, Business Prospects and Market Price of Stock" in this report.
--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                         CALTON, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                         August 31,          November 30,
                                                                                            2001                 2000
                                                                                        ------------         ------------
                                                                                         (Unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                                                      $  6,963,000         $ 32,190,000
         Holdback receivable                                                                 514,000            1,289,000
         Accounts receivable, net of allowance for doubtful accounts of $405,000
             and $122,000 at August 31, 2001 and November 30, 2000, respectively             755,000              760,000
         Refundable income taxes                                                             362,000                   --
         Prepaid expenses and other assets                                                   243,000              218,000
                                                                                        ------------         ------------
             Total current assets                                                          8,837,000           34,457,000

         Property and equipment, net                                                         832,000              638,000
         Cost method investment                                                              500,000                   --
         Goodwill, net                                                                       119,000                   --
         Other assets                                                                          2,000                5,000
                                                                                        ------------         ------------
             Total assets                                                               $ 10,290,000         $ 35,100,000
                                                                                        ============         ============
LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
         Accounts payable, accrued expenses and other liabilities                       $    740,000         $  1,384,000
         Deferred taxes                                                                    1,103,000              741,000
                                                                                        ------------         ------------
             Total current liabilities                                                     1,843,000            2,125,000
                                                                                        ------------         ------------

         Minority interest                                                                        --               88,000
                                                                                        ------------         ------------

         Commitments and Contingencies

SHAREHOLDERS' EQUITY
         Preferred Stock                                                                          --                   --
         Common stock, $.05 par value, 10,740,000 shares authorized;
             4,475,000 and 4,132,000 shares outstanding at August 31, 2001
             and November 30, 2000, respectively                                             229,000              207,000
         Additional paid in capital                                                       12,942,000           33,364,000
         Retained earnings                                                                 5,387,000            9,055,000
         Less cost of shares held in treasury, 1,719,000 and 1,615,000 shares
             as of August 31, 2001 and November 30, 2000, respectively                   (10,111,000)          (9,739,000)
                                                                                        ------------         ------------
             Total shareholders' equity                                                    8,447,000           32,887,000
                                                                                        ------------         ------------
             Total liabilities, minority interest and shareholders' equity              $ 10,290,000         $ 35,100,000
                                                                                        ============         ============



   The accompanying notes are an integral part of these financial statements.

                          CALTON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months ended August 31, 2001 and 2000
                                  (Unaudited)

                                                         2001                2000
                                                      -----------         -----------
Revenue
      Homebuilding consulting fees                    $   325,000         $   325,000
      Web design and implementation                       208,000             333,000
      Technical staffing                                  734,000             267,000
      Other                                                61,000             139,000
                                                      -----------         -----------
                                                        1,328,000           1,064,000
                                                      -----------         -----------
Costs and expenses
      Project personnel and expenses                      614,000             413,000
      Selling, general and administrative               2,334,000           2,722,000
                                                      -----------         -----------
                                                        2,948,000           3,135,000
                                                      -----------         -----------
Loss from operations                                   (1,620,000)         (2,071,000)

Other expense  (income)
      Interest income                                    (157,000)           (535,000)
      Loss on disposition of securities                        --             210,000
                                                      -----------         -----------

Loss before minority interest and income taxes         (1,463,000)         (1,746,000)

Minority interest                                              --            (192,000)
                                                      -----------         -----------
Loss before income taxes                               (1,463,000)         (1,554,000)

Income tax benefit                                             --            (205,000)
                                                      -----------         -----------

Net loss                                              $(1,463,000)        $(1,349,000)
                                                      ===========         ===========


Basic and diluted loss per share                      $     (0.33)        $     (0.32)
                                                      ===========         ===========


Weighted average number of shares outstanding
             Basic and diluted                          4,396,000           4,261,000





   The accompanying notes are an integral part of these financial statements.

                          CALTON INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Nine Months ended August 31, 2001 and 2000
                                  (Unaudited)


                                                            2001                2000
                                                         -----------         -----------
Revenue
              Homebuilding consulting fees               $   975,000         $   975,000
              Web design and implementation              $   932,000             887,000
              Technical staffing                         $ 2,281,000             267,000
              Other                                      $    94,000             144,000
                                                         -----------         -----------
                                                           4,282,000           2,273,000
                                                         -----------         -----------
Costs and expenses
              Project personnel and expenses               1,955,000             802,000
              Selling, general and administrative          7,086,000           5,833,000
                                                         -----------         -----------
                                                           9,041,000           6,635,000
                                                         -----------         -----------
Loss from operations                                      (4,759,000)         (4,362,000)

Other expense (income)
              Interest income                             (1,003,000)         (1,593,000)
              Loss on disposition of securities                   --             718,000
                                                         -----------         -----------

Loss before minority interest and income taxes            (3,756,000)         (3,487,000)

Minority interest                                            (88,000)           (192,000)
                                                         -----------         -----------
Loss before income taxes                                 $(3,668,000)        $(3,295,000)

Income tax benefit                                                --            (205,000)
                                                         -----------         -----------

Net loss                                                  (3,668,000)         (3,090,000)
                                                         ===========         ===========

Basic and diluted loss per share                         $     (0.86)        $     (0.72)
                                                         ===========         ===========


Weighted average number of shares outstanding
                          Basic and diluted                4,245,000           4,299,000



   The accompanying notes are an integral part of these financial statements.

                         CALTON, INC. AND SUBSIDIARUES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended August 31, 2001 and 2000
                                  (Unaudited)



                                                                                       2001                 2000
                                                                                   ------------         ------------
OPERATING ACTIVITIES
Net loss                                                                           $ (3,668,000)        $ (3,090,000)
Adjustments to reconcile net loss to cash used in operating activities
     Minority interest                                                                  (88,000)            (192,000)
     Stock options issued for consulting services                                       367,000               25,000
     Loss on disposition of securities                                                       --              718,000
     Impairment of goodwill                                                                  --              119,000
     Provision for uncollectible receivables                                            335,000                   --
     Depreciation and amortization                                                      160,000              103,000
     Increase in accounts receivable                                                   (330,000)            (541,000)
     Increase in prepaid expenses and other assets                                      (22,000)            (241,000)
     Increase in income taxes receivable                                                     --             (205,000)
     Decrease in notes receivable                                                            --              104,000
     Change in net assets/liabilities of discontinued operations                             --             (224,000)
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                                (644,000)             317,000
                                                                                   ------------         ------------
Net cash used in operating activities                                                (3,890,000)          (3,107,000)

INVESTING ACTIVITIES
     Sale of available for sale securities                                                   --            1,346,000
     Receipts from holdback receivable and third parties                              1,402,000            1,062,000
     Investment in Miresco                                                             (500,000)                  --
     Payments  for Centex warranty claims                                              (627,000)                  --
     Purchase of available for sale securities                                               --             (967,000)
     Acquisition of business, net of cash acquired                                           --             (138,000)
     Purchase of property and equipment                                                (346,000)            (436,000)
                                                                                   ------------         ------------
Net cash (used in) provided by investing activities                                     (71,000)             867,000

FINANCING ACTIVITIES
     Stock repurchase                                                                  (372,000)            (596,000)
     Payment of cash dividend                                                       (22,375,000)                  --
     Capital contributed by minority owners of
         Innovation Growth Partners                                                          --              500,000
     Shares repurchased upon recapitalization                                                --              (10,000)
     Proceeds from the exercise of stock options                                      1,481,000              149,000
                                                                                   ------------         ------------
Net cash (used in) provided by financing activities                                 (21,266,000)              43,000

Net decrease in cash and cash equivalents                                           (25,227,000)          (2,197,000)
Cash and cash equivalents at beginning of period                                     32,190,000           33,786,000
                                                                                   ------------         ------------
Cash and cash equivalents at end of period                                         $  6,963,000         $ 31,589,000
                                                                                   ============         ============

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Goodwill resulting from the issuance of stock options
         to minority owners of PrivilegeONE                                        $    127,000         $         --
     Conversion of CorVu and PrivilegeONE notes receivable into investments        $         --         $    338,000



   The accompanying notes are an integral part of these financial statements.

                         CALTON, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Nine Months Ended August 31, 2001
                                  (Unaudited)
                             (Amounts in thousands)

                                                                                                 Accumu-
                                                                                                 lated-
                                                                                                  Other   Total
                                            Common Stock       Additional                        Compre-  Share-     Compre-
                                        --------------------    Paid In    Retained    Treasury  hensive holders'    hensive
                                         Shares      Amount     Capital    Earnings     Stock     Loss   Equity        Loss
                                        --------    --------   ----------  --------    --------  ------- --------    ========
Balance,
     November 30, 2000                     4,132    $    207   $ 33,364    $  9,055    $ (9,739)  $ --   $ 32,887    $     --
     Net Loss                                 --          --         --      (3,668)         --     --     (3,668)     (3,668)
     Dividend declared                        --          --    (22,375)         --          --     --    (22,375)         --
Issuance of Stock upon
     exercise of stock options               447          22      1,459          --          --     --      1,481          --
Stock options issued pursuant to
     acquisition of minority interest         --          --        127          --          --     --        127          --
Stock options issued
     for services                             --          --        367          --          --     --        367          --
Less:  Purchase of
     treasury stock                         (104)         --         --          --        (372)    --       (372)         --
                                                                                                                     --------
Comprehensive Loss                            --          --         --          --          --     --         --    $ (3,668)
                                        --------    --------   --------    --------    --------   ----   --------    ========
Balance,
     August 31, 2001                       4,475    $    229   $ 12,942    $  5,387    $(10,111)  $ --   $  8,447
                                        ========    ========   ========    ========    ========   ====   ========






   The accompanying notes are an integral part of these financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to summarize fairly the Company's financial position as of August 31, 2001, and the results of operations and cash flows for the three and nine months ended August 31, 2001 and August 31, 2000 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 26, 2001. Operating results for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ended November 30, 2001. Certain reclassifications have been made to prior years' financial statements in order to conform with the fiscal 2001 presentation.

2. ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.

3.  ADDITIONAL COST METHOD INVESTMENT

     During June 2001, Innovation Growth Partners, LLC ("IGP") (formerly Innovation Technology Partners, LLC) borrowed $500,000 under the revolving promissory note with the Company (the "IGP" Note) and used the funds to acquire a 5% interest in Miresco Investment Services, Inc. ("Miresco"). Miresco designs, imports and sells high quality area rugs throughout the United States at large furniture stores, which are holding liquidation sales. The $500,000 investment is being used to help distribute their product directly to furniture stores, which is a new market for Miresco. The Company is accounting for this investment on the cost method basis.

4.  ADDITIONAL EQUITY INVESTMENT

    In February 2001, the Company made an additional equity investment in PrivilegeONE Networks, LLC ("PrivilegeONE") which increased the Company's direct and indirect ownership to 75.4%. In May 2001, the Company acquired the remaining minority interest in PrivilegeONE, making it a wholly-owned subsidiary. Prior to these investments, the Company already held a controlling ownership percentage and, accordingly, fully consolidates PrivilegeONE's balance sheet, results of operations and cash flows with the consolidated financial statements of the Company. PrivilegeONE is in the process of developing a customer loyalty program for automobile dealers, which includes the PrivilegeONE co-branded visa card to be issued by Fleet Credit Card Services, L.P. ("Fleet").

    As consideration for the remaining minority interest in PrivilegeONE, the Company granted options to purchase 200,000 shares of the Company's Common Stock at a price of $4.02 to the former minority owners of PrivilegeONE. The options were fully vested, become exercisable six months after the grant date, and have a term of five years. The Company applied the purchase method of accounting to record this acquisition of minority interest and recorded goodwill of $127,000, based on a Black-Scholes option pricing model, with the following assumptions: discount rate of 4.827%; volatility of 80%; option life of five years. In addition to the grant of the options, the terms of the purchase required the Company to make certain guarantees and commitments to Fleet, pursuant to the visa card agreement (see Note 9).

5. NET LOSS PER SHARE

    Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of stock options and warrants. For the nine months ended August 31, 2001, options and warrants to purchase 692,200 shares of common stock were excluded from the calculation of loss per share, as their inclusion would be antidilutive.

6.  SEGMENT REPORTING

    The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. As of August 31, 2001, the Company operates primarily in three business segments, as follows:

    eCalton.com, Inc. ("eCalton") is a wholly owned subsidiary of the Company. Revenues of eCalton are derived from designing Web pages and providing Internet strategy-consulting services. In addition, eCalton earns revenues by providing technical staffing to clients in the Houston, Texas area. A few large customers have accounted for a significant portion of eCalton's revenues. During the nine months ended August 31, 2001, revenues from four customers accounted for approximately 57% of total revenues from Web design and implementation, and technical staffing. As of August 31, 2001, two customers accounted for 34% of the trade receivables of eCalton.

    PrivilegeONE is a wholly owned subsidiary of the Company. PrivilegeONE was formed in 1999 to develop customer loyalty programs for automobile dealers, including the issuance of a co-branded credit card, which displays the name of the individual automobile dealership. At this time,

    PrivilegeONE operations consist solely of start up activities, and its entire loss has been included in the Company's consolidated results of operations.

    The Company also provides corporate consulting services to the purchaser of Calton Homes, Inc., which was sold by the Company in December 1998. In addition, the Company owns a 51% interest in IGP, an entity established to provide management and consulting services to entrepreneurial and development stage companies, as well as acquiring controlling interests in certain entities that IGP consults with. Since the first quarter of fiscal 2001, the Company has recognized 100% of IGP's losses, as the Company is unable to pass these losses through to the IGP minority members. Because IGP's operations are currently similar to those of the Company's corporate activities, the results of operations for IGP, and IGP controlled companies, are included in the results of operations for the corporate and consulting services segment. As IGP controlled companies, such as MindSearch, become operational, the Company expects to consider segment reporting for these businesses.

    The Company has no foreign operations.

    Operating results, by segment, for the nine months ended August 31, 2001 and August 31, 2000 are as follows (in thousands):



                                                    Nine months ended August 31, 2001
                                       -------------------------------------------------------------
                                       Internet          Loyalty
                                       Business           and             Corporate
                                       Solutions         Credit              and
                                         and               Card           Consulting          Total
                                       Staffing          Business          Services          Company
                                       --------          --------         ----------         -------
Total revenues                         $ 3,213           $    --           $ 1,069           $ 4,282
Total cost of revenues                   1,955                --                --             1,955
Depreciation and amortization               94                 5                61               160
Loss from operations                    (1,083)           (1,793)           (1,883)           (4,759)
Interest income                             --                 1             1,002             1,003
Net loss                                (1,083)           (1,793)             (792)           (3,668)




                                                   Nine months ended August 31, 2000
                                       -------------------------------------------------------------
                                       Internet          Loyalty
                                       Business           and             Corporate
                                       Solutions         Credit              and
                                         and               Card           Consulting          Total
                                       Staffing          Business          Services          Company
                                       --------          --------         ----------         -------
Total revenues                         $ 1,155           $    --           $ 1,118           $ 2,273
Total cost of revenues                     802                --                --               802
Depreciation and amortization               70                 3                30               103
Loss from operations                    (1,878)           (1,095)           (1,389)           (4,362)
Interest income                             --                --             1,593             1,593
Loss on sale of securities                  --                --              (718)             (718)
Net loss                                (1,878)           (1,095)             (117)           (3,090)



7.  LIQUIDATING DIVIDEND

    On May 31, 2001, the Company's Board of Directors declared a liquidating dividend ("dividend") of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22.4 million. The dividend has been characterized as a liquidating dividend, as it is considered a return of capital rather than a distribution of retained earnings. Consequently, the consolidated balance sheet and statement of shareholders' equity reflect a reduction of additional paid in capital, rather than a reduction of retained earnings. This dividend has reduced the Company's capacity for acquisitions, in terms of both the number of acquisitions the Company will be able to make, and the size of those acquisitions.

8.  SHAREHOLDERS EQUITY

    In conjunction with the dividend, the Company's Board of Directors modified certain existing option grants so that the options became exercisable. However, the shares received upon the option exercise are subject to forfeiture restrictions until the remaining vesting period of the options is satisfied. Until these shares vest, if the employee is terminated or leaves the Company, the Company shall have the right to purchase from the employee the unvested shares at the average of the high and low sales prices of the Company's Common Stock on the American Stock Exchange on July 6, 2001, which was $1.20. Under the provisions of APB 25 and related interpretations, this modification had no accounting consequences.

9.  COMMITMENTS AND CONTINGENT LIABILITIES

    As a result of the sale of the homebuilding business in December 1998, the Company is required to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims. Arbitration of certain indemnity claims made by the purchaser was scheduled for March 2001, but has since been postponed to continue settlement negotiations. During May 2001, the Company and the purchaser resolved certain disputes, and the purchaser released to the Company approximately $1,034,000 from the Specific Indemnity Fund. During the three months ended August 31, 2001, the Company received $368,000 from insurance companies and other third parties who share in the responsibility for repairing certain homeowner claims. Additionally, during the nine months ended August 31, 2001, the Company paid warranty claims of approximately $627,000, which had been previously reserved for against the holdback receivable. At this time, the Company and purchaser are continuing discussions to settle the remaining unresolved warranty and other issues.

    In connection with the February 2001 acquisition of the remaining minority interest in PrivilegeONE (see Note 4), the Company agreed to make certain commitments and guarantees, as follows. In conjunction with the execution of a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet"), the Company committed to Fleet that PrivilegeONE would be capitalized with no less than $500,000 for the original five year term of the agreement. The Company expects to maintain no more than the required minimum capitalization for PrivilegeONE. The Company also agreed to maintain a contingency reserve fund equal to three and one-half percent of all net revenues received by PrivilegeONE, in an amount not to exceed $1,500,000. At this time, PrivilegeONE has no revenues and, accordingly, the Company has not yet established a contingency reserve. Furthermore, the agreement requires the Company to reimburse Fleet for Fleet's software and other development costs to implement the program, in an amount not to exceed $350,000. At this time, the Company has paid Fleet $221,000 for their software and development costs, pursuant to the visa card program.

10. SUBSEQUENT EVENTS

    During September 2001, the Company entered into an agreement with Automated Information Management, Inc. ("AIM") , whereby the Company advanced $750,000 to AIM in return for a convertible promissory note and a warrant. AIM is primarily engaged in the design, engineering, installation and maintenance of telecommunications infrastructure. AIM not only provides engineering and design services for telecommunication companies, but also provides mapping and information technology services to the industry. The note is mandatorily convertible into 1,000,000 shares of AIM common stock no later than five days after the Company is given notice that a proposed registration of these shares is declared effective by the Securities and Exchange Commission. In the event the registration of the shares is not completed by June 14, 2002, the Company can demand repayment in full, including interest at LIBOR plus 1%. The warrant is for 1,059,660 shares of AIM common stock, at an exercise price of $2.12 per share, exercisable at any time from the date of issuance through a term of three years. Upon certain terms and conditions, the Company may be required to distribute to the Company's shareholders some of the shares of AIM common stock that would be issued upon conversion of the promissory note.

    During September, 2001 the Company restructured its agreement with IGP, as follows:

        o Under the terms of the IGP Note, the Company advanced an additional $250,000 to be used specifically for funding IGP's additional investment in MindSearch, LLC ("MindSearch"). In addition, the minority partners of IGP raised $750,000 of third party capital to complete the funding necessary to launch the operations of MindSearch. At this time, the outstanding principal balance of the IGP Note is $1,325,000.

        o On December 1, 2001, the $1,325,000 outstanding principal balance of the IGP Note will be converted to a Class A membership interest in IGP. The Class A membership interest will entitle the Company to a preferred return equal to the lesser of prime rate plus one percent per annum, or ten percent per annum. In addition, the Company shall receive 75% of IGP's proceeds from investees until such time as the Class A membership interest has been repaid in full.

        o In addition, the Company advanced $1,100,000 to IGP in exchange for a Class B membership interest, and the minority members of IGP contributed an additional $300,000 in exchange for a Class B membership interest. The Class B membership interest is subordinate to the Class A membership interest.

        o The Company was released from any further obligation to advance funds under the IGP Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2001 AND 2000


    Revenues for the three months ended August 31, 2001 and August 31, 2000 were $1,328,000 and $1,064,000, respectively. Revenues for the nine months ended August 31, 2001 and August 31, 2000 were $4,282,000 and $2,273,000, respectively. The primary reason for the increase in fiscal 2001 compared to 2000, for both the quarter and nine months, was the revenue associated with the eCalton technical staffing division. For the quarter and nine months ended August 31, 2001, the eCalton technical staffing division generated revenues of $734,000 and $2,281,000, respectively. For both the quarter and nine months ended August 31, 2000, the eCalton technical staffing division generated revenues of $267,000, as the Company began operating this business during the quarter ended August 31, 2000.

    Project personnel and expenses for the three months ended August 31, 2001 and August 31, 2000 were $614,000 and $413,000, respectively. Project personnel and expenses for the nine months ended August 31, 2001 and August 31, 2000 were $1,955,000 and $802,000, respectively. The increase in 2001 for both the quarter and nine months is primarily attributable to operations of the eCalton technical staffing division, which did not commence operations until the quarter ended August 31, 2000.

    Selling, general and administrative costs for the three months ended August 31, 2001 and August 31, 2000 were $2,334,000 and $2,722,000, respectively.
    The primary reason for the decline in fiscal 2001 is due to a substantial reduction in the operating activities of the eCalton Web division. During the quarter ended August 31, 2000, this division was expanding its operations. However, this particular industry has experienced a sharp decline and, as a result, subsequent to the quarter ended August 31, 2000, the Company began restructuring the operations of the eCalton Web design division, which included, among other things, a reduction in personnel and operating expenses. However, these reduced operating expenses were partially offset by increased operating expenses of PrivilegeONE, which expanded its business activities during the quarter ended August 31, 2001. Selling, general and administrative costs for the nine months ended August 31, 2001 and August 31, 2000 were $7,086,000 and $5,833,000, respectively. The increase in 2001 for nine months is primarily from increased personnel and business activities at PrivilegeONE, the operations of IGP and IGP controlled companies, which did not exist until June 2000, increased professional fees, and a provision for uncollectible receivables in 2001. In addition, during the nine months ended August 31, 2001, the Company recorded a certain non-cash charge in the amount of $367,000 for stock options issued as consideration for consulting services, which is included in selling, general and administrative expenses. The Company expects selling, general and administrative expenses to increase significantly due to the launch of MindSearch and additional funding to IGP (see the section below "CASH FLOWS FROM INVESTING ACTIVITIES" for a more complete discussion of IGP and MindSearch). The increase in expenses is expected to occur beginning in the first quarter of fiscal 2002.

    Interest income for both the quarter and nine months ended August 31, 2001 has experienced a sharp decline compared to fiscal 2000 due to smaller cash balances during 2001, and a decline in short term interest rates. Interest income will decline significantly during the remainder of 2001, and thereafter, due to the payment in July 2001 of the dividend discussed in Note 7.

    During the quarter ended August 31, 2000, the Company recorded a charge of $210,000 related to the write off of certain non-marketable securities. For the nine months ended August 31, 2000, the Company recorded a loss on disposition of securities in the amount of $718,000, comprised of the $210,000 write off of certain non-marketable securities and a loss of $508,000 on the sale of available-for-sale securities. There were no such losses in the corresponding periods of 2001.

    Through August 31, 2001, the Company recognized a minority interest related to the operating losses of IGP. As of August 31, 2001, there is no remaining minority interest related to IGP which will be reflected on the Company's consolidated financial statements, and all future losses of IGP will be absorbed in their entirety by the Company, unless additional cash contributions are made by the minority owners.

    LIQUIDITY AND CAPITAL RESOURCES

    As a result of the dividend distributed to shareholders during the quarter ended August 31, 2001 (see Note 7), the Company's cash position has been diminished significantly. In addition, the September 2001 transaction with Automated Information Management, Inc. ("AIM") and the September 2001 restructuring of the IGP agreement, have resulted in even further reductions of the Company's available cash (see the section below titled "OTHER INFORMATION" for a more complete description of these transactions). Consequently, the Company's ability to fund additional ventures has been reduced significantly.

    During the quarter ended August 31, 2001, the Company applied for a federal income tax refund in the amount of $362,000, resulting from the carryback of certain losses to years in which the Company incurred income taxes.

    The Company believes that the current cash on hand, interest income, and funds provided under the consulting agreement with the purchaser of Calton Homes, which provides for additional payments of $650,000 through December 31, 2001, will provide sufficient capital to support the Company's operations throughout the remainder of fiscal 2001. It is anticipated that the Company's cash flow from its operations, combined with the operations of eCalton, PrivilegeONE and IGP and IGP controlled companies, will continue to utilize cash until, if ever, those operations execute the strategies identified in their business plans. If the Company's subsidiaries do not achieve success in executing their business plans in the near future, the Company may be required to curtail certain operating activities or seek additional capital to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

    CASH FLOWS FROM INVESTING ACTIVITIES

    During the nine months ended August 31, 2001, the Company received $1,034,000 from the specific holdback fund established in connection with the sale of Calton Homes, Inc. In addition, the Company received another $368,000 from insurance companies and other third parties who share in the responsibility for claims related to repairing certain homes. However, approximately $627,000 of the proceeds were disbursed to settle matters with certain homeowners. During the nine months ended August 31, 2000, the Company received approximately $1,062,000 from the general holdback fund.

    During June 2001, IGP borrowed $500,000 under the Revolving Promissory Note issued by it to the Company in June 2000 (the "IGP Note") and used the funds to acquire a 5% interest in Miresco Investment Services, Inc. ("Miresco"). Miresco designs, imports and sells high quality area rugs throughout the United States at large furniture stores, which are holding liquidation sales. Miresco's long-range business plan calls for developing "virtual" rug stores through the use of kiosks at furniture stores throughout the United States. The kiosks will allow the furniture stores to have access to rug inventories worth millions of dollars without expending the capital to carry these inventories. The $500,000 investment is being used to help distribute their product directly to furniture stores, which is a new market for Miresco.

    The Company's expenditures for property and equipment were $346,000 for the nine months ended August 31, 2001, compared to $436,000 for the nine months ended August 31, 2000. Capital expenditures for the remainder of the current year are expected to be similar to last year.

    CASH FLOWS FROM FINANCING ACTIVITIES

    During the nine months ended August 31, 2001, the Company repurchased 104,000 shares of its Common Stock for $372,000, compared to the repurchase of 111,000 shares for $596,000 during the nine months ended August 31, 2000.

    On May 31, 2001, the Company's Board of Directors declared a liquidating dividend ("dividend") of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22.4 million. This dividend has reduced the Company's capacity for acquisitions, in terms of both the number of acquisitions the Company will be able to make, if any, and the size of those acquisitions.

    During the nine months ended August 31, 2001, certain optionholders exercised their options to purchase Common Stock from the Company, generating proceeds of $1,481,000, compared to $149,000 for the nine months ended August 31, 2000. The primary reason for the increase in 2001 was that the majority of the options outstanding prior to the $5.00 dividend distributed on July 5, 2001 (see Note 7) had an exercise price of less than $5.00. Accordingly, these optionees exercised their options in anticipation of receiving the dividend.

    OTHER INFORMATION

    During September 2001, the Company entered into an agreement with AIM, whereby the Company advanced $750,000 to AIM in return for a convertible promissory note and a warrant. AIM is primarily engaged in the design, engineering, installation and maintenance of telecommunications infrastructure. AIM not only provides engineering and design services for telecommunication companies, but also provides mapping and information technology services to the industry. The note is mandatorily convertible into 1,000,000 shares of AIM common stock no later than five days after the Company is given notice that a proposed registration of these shares is declared effective. In the event the registration of the shares is not completed by June 14, 2002, the Company can demand repayment in full including interest at LIBOR plus 1%. The warrant is for 1,059,660 shares of AIM common stock, at an exercise price of $2.12 per share, exercisable at any time from the date of issuance through a term of three years. Upon certain terms and conditions, the Company may be required to distribute to the Company's shareholders, some of the shares of AIM common stock that would be issued upon conversion of the promissory note.

    During September, 2001, the Company restructured its agreement with IGP, as follows:

        o Under the terms of the IGP Note, the Company advanced an additional $250,000 to be used specifically for funding IGP's additional investment in MindSearch. In addition, the minority partners of IGP raised $750,000 of third party capital to complete the funding necessary to launch the operations of MindSearch. At this time, the outstanding principal balance of the IGP Note is $1,325,000.

        o On December 1, 2001, the $1,325,000 outstanding principal balance of the IGP Note will be converted to a Class A membership interest in IGP. The Class A membership interest will entitle the Company to a preferred return equal to the lesser of prime rate plus one percent per annum, or ten percent per annum. In addition, the Company shall receive 75% of IGP's proceeds from investees until such time as the Class A membership interest has been repaid in full.

        o In addition, the Company advanced $1,100,000 to IGP in exchange for a Class B membership interest, and the minority members of IGP contributed an additional $300,000 in exchange for a Class B membership interest. The Class B membership interest is subordinate to the Class A membership interest.

        o The Company was released from any further obligation to advance funds under the IGP Note.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be effective for the Company in fiscal 2003. Management does not expect these standards, when implemented, to have a material effect on its future results of operations or financial position.

    FACTORS AFFECTING CALTON, INC.'S OPERATING RESULTS, BUSINESS PROSPECTS AND MARKET PRICE OF STOCK

    In December 1998, the Company sold its primary operating subsidiary, Calton Homes, Inc., which was engaged in residential homebuilding. Since that date, the Company has a limited operating history upon which it may be evaluated. The Company and its subsidiaries are in the early stages of developing their respective businesses, and some of the subsidiaries are among the many companies that have entered into the market that relies on conducting some portion of their business over the Internet. The Company's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in new and rapidly evolving markets. If the Company is unable to effectively allocate its resources and develop the business of those subsidiaries, the Company's stock price may be adversely affected and it may be unable to execute its strategy of developing and operating its subsidiaries. The Company's stock price has been volatile in the past and may continue to be volatile in the future. Stock prices of companies engaged in start-up and technology related businesses have generally been volatile as well. This volatility may continue in the future. The following factors, among others, may add to the volatility of the Company's stock price:

    o the payment of the dividend discussed in Note 7 to these consolidated financial statements;

    o the initiation of a tender offer for all or a portion of the Company's common stock;

    o actual or anticipated variations in the quarterly results of the Company and its subsidiaries;

    o changes in the market valuations of the Company's subsidiaries, and valuations of competitors or similar businesses;

    o conditions or trends in the Internet or technology industries in general;

    o   the public's perception of the prospects of early stage ventures;

    o   changes in the size, form or rate of the Company's acquisitions, if any;

    o new products or services offered by the Company, its subsidiaries and their competitors;

    o   the Company's capital and other commitments (see Note 9);

    o additions to, or departures of, the key personnel of the Company or its subsidiaries;

    o the current international unrest in the market place as a result of the terrorist attacks in Washington and New York; and

    o general economic conditions such as a recession, or interest rate fluctuations.

    Many of these factors are beyond the Company's control. These factors may decrease the market price of the Company's Common Stock, regardless of the Company's operating performance. The Company's business depends upon the performance of its subsidiaries, which is uncertain. The Company's Internet business solutions subsidiary, eCalton, has incurred operating losses from inception, and no assurance can be given that it will become profitable in the future. If PrivilegeONE is not successful in marketing its co-branded credit card program to automobile dealers and consumers, it will not be able to execute its business plan. If IGP is unable to develop new businesses, or if IGP is unable to attract new fee based clients it will be unable to execute its business plan. In addition, if IGP is unable to secure third party financing for its ventures, it will be unable to execute its business plan. If MindSearch is unable induce consumers to participate in surveys, market the data gathered through its market research technology, or successfully deploy and operate its kiosks, it will be unable to execute its business plan. Economic, governmental, industry and internal factors outside the Company's control may affect each of its subsidiaries. If the business plans of the Company's subsidiaries do not succeed, the value of the Company's assets and the price of its Common Stock will decline.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company currently has no outstanding indebtedness other than the guarantees disclosed in Note 9 and accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are invested primarily in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 2.94%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) Exhibits

               Amendment No. 1 to the Operating Agreement of Innovation Growth
                 Partners, LLC (formerly Innovation Technology Partners)

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



Date: October 12, 2001