Form 10-K
period 2001-11-30
CALTON INC
filed 2002-02-28
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
             (Exact name of registrant as specified in its charter)


                           NEW JERSEY                                                     22-2433361
 (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification Number)

                   2013 Indian River Boulevard
                       Vero Beach, Florida                                                   32960
           (Addresses of principal executive offices)                                     (Zip Code)



       Registrant's telephone number, including area code: (561) 794-1414
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of Class                              on which registered
             --------------                           ----------------------
              Common Stock                             American Stock Exchange
        $.05 par value per share

                 Rights                                American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of February 21, 2002 was $1,864,654.

As of February 21, 2002 4,462,627 shares of Common Stock were outstanding.

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

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.

(a) GENERAL DEVELOPMENT OF BUSINESS

GENERAL

Calton, Inc. (the "Company" or "Calton") was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation and homebuilder, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes, Inc. ("Calton Homes"). Calton maintains its corporate offices at 2013 Indian River Boulevard, Vero Beach, Florida 32960 and its telephone number is (561) 794-1414.

Calton sold its principal operating subsidiary, Calton Homes, on December 31, 1998. Since the completion of the sale, the Company's principal business activities have been:

         o providing Internet business solutions and technology based consulting and staffing services through eCalton.com, Inc. ("eCalton"), a wholly owned subsidiary which commenced operations following its acquisition of the business and assets of iAW, Inc. in July 1999;

         o developing a customer loyalty and co-branded credit card program for the retail automobile industry through PrivilegeONE Networks LLC ("PrivilegeONE"), a limited liability company initially established as a 50.4% owned subsidiary, which became wholly-owned by the Company in fiscal 2001;

         o providing management and consulting services to entrepreneurial and development stage companies through its 51% owned subsidiary, Innovation Growth Partners LLC ("IGP"), which commenced operations in June 2000 and acquired a controlling interest in MindSearch LLC ("MindSearch"), a technology based consumer research company in 2001;

         o        providing consulting services to the purchaser of Calton
                  Homes; and

         o analyzing potential business combinations and acquisition opportunities.

On May 31, 2001, the Company's Board of Directors declared a special dividend of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22,375,000. The dividend has been characterized as a liquidating dividend, as it is considered a return of capital rather than a distribution of retained earnings.

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

INVESTMENT COMPANY ACT CONSIDERATIONS

The Investment Company Act of 1940, as amended ("1940 Act"), requires the registration of, and imposes various substantive restrictions on, certain companies that engage primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities, or companies that fail certain statistical tests regarding the composition of assets and sources of income and are not primarily engaged in a business other than investing, holding, owning or trading securities. The Company intends to continue to conduct its activities in a manner, which will not subject the Company to regulation under the 1940 Act; however, there can be no assurance that the Company will not be deemed to be an investment company under the 1940 Act. If the Company was required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliates, the nature of its investments and other matters. In addition, the 1940 Act imposes certain requirements on companies deemed to be within its regulatory scope, including compliance with burdensome registry, recordkeeping, voting, proxy, disclosure and other rules and regulations. In the event of the characterization of the Company as an investment company, the failure of the Company to satisfy regulatory requirements, whether on a timely basis or at all, could have a material adverse effect on the Company.

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

INDEMNITY OBLIGATIONS

The agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale. On the closing date of the sale, the Company deposited approximately $5,200,000 in escrow, $3,000,000 of which was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 of which was deposited to fund costs associated with certain specified litigation. As of February 15, 2002, a total of approximately $86,000 remains in escrow, pending the resolution of three claims. The Company's indemnification obligations are not limited to the amount in escrow and no assurance can be given that the purchaser will not assert additional claims against the Company.

VOLATILITY OF STOCK PRICE

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

         o the public's perception of the prospects of early stage ventures;

         o new products or services offered by the Company, its subsidiaries and their competitors;

         o additions to, or departures of, the key personnel of the Company or its subsidiaries;

         o the current international unrest in the marketplace as a result of the terrorist attacks in Washington and New York in September 2001; and

         o general economic conditions such as a recession, or interest rate fluctuations.

Many of these factors are beyond the Company's control. These factors may decrease the market price of the Company's Common Stock, regardless of the Company's operating performance.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required by this item is presented in Note 8 of the 2001 Financial Statements included in this report.

(c) DESCRIPTION OF BUSINESS

GENERAL

The Company's business activities are primarily focused on (i) providing Internet business solutions and technology based staffing and consulting services through eCalton, (ii) the development of a loyalty and co-branded credit card program through PrivilegeONE, (iii) providing management and consulting services through IGP, which has acquired a controlling interest in MindSearch, a technology based consumer research company. In addition, the Company focuses on analyzing potential acquisitions and other business opportunities and, until December 31, 2001, provided consulting services to the purchaser of Calton Homes.

eCALTON.COM

GENERAL

eCalton provides innovative Web and information technologies to professionals that empower large and medium-sized businesses to rapidly create, deliver and manage e-commerce solutions and Web initiatives. eCalton provides its clients with proven, cost-effective software solutions supported by consulting personnel to assist with implementation and ongoing project support. eCalton's service offerings include application development, commerce portals, eBusiness integration, wireless computing, outsourcing infrastructure, support change management and Project Management Office ("PMO"). The division focuses primarily on one prime vertical market - the homebuilding industry.

eCalton has expanded its operations to Houston, Texas by opening a technology-based consulting and staffing operation specializing in network design and management. The technology staffing division provides large and medium-sized companies with experienced consulting professionals to assist them in creating, delivering and managing their information technology and Internet initiatives. Services offered by this division include supply chain management, customer relationship management, project management, applications, infrastructure and Internet/intranet development and design.

SALES AND MARKETING

The eCalton sales force is comprised of approximately five professionals that market and sell its services on a nationwide basis. eCalton's marketing office is headquartered in Vero Beach, Florida. It markets eCalton's services through print advertising, face to face interviews with client executives, trade show attendance and through its website, www.eCalton.com. Additionally, eCalton has been establishing strategic partnerships with complementary organizations, such as advertising agencies and homebuilder technology suppliers, to facilitate co-operative advertising and lead generation.

THE INTERNET HOME CONSTRUCTION GROUP ("iHCG")

iHCG is a specialized division of eCalton focusing on the homebuilding industry. iHCG assists homebuilders in using the Internet to communicate effectively with customers, suppliers, trades and employees by developing and implementing cost-effective Web-based solutions and strategies.

COMPETITION

The market for Internet professional services is relatively saturated, intensely competitive, rapidly evolving and subject to rapid technological change. The market is highly competitive and characterized by numerous companies that have introduced or developed products and services similar to those offered by eCalton. The Company expects competition to persist. Continuous competition may result in price reductions, reduced margins and loss of market share. eCalton's competitors and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with their clients, and significantly greater financial, technical, marketing and public relations resources than eCalton. As a result, eCalton's competitors may be better positioned to react in the ever-changing market place. eCalton expects competition to persist and intensify in the future.

eCalton is responding to the industry-wide competition by primarily focusing on the homebuilder industry as a vertical market. eCalton has created the Internet Home Construction Group (iHCG) and through its marketing efforts, has established iHCG as a recognizable brand in the industry. Management believes by directing about 80% of eCalton's focus on the homebuilder industry, eCalton has been able to provide the resources and experience necessary to become a leader in this industry.

In addition to focusing on the homebuilder industry, eCalton plans to combat the competitive nature of the Internet development industry by targeting local geographic business as well as identifying other business segments that complement eCalton's more successful projects such as the gift fruit industry. Competition in the technical staffing industry is intense, with little barrier to entry. The industry is highly evolved with competitors who have much greater access to capital and significantly greater name recognition. In addition, competitors may be better positioned to offer a superior benefits package than can be offered by the Company, and provide a much larger client base allowing for better continuity of work flow for the employee or consultant.

PRIVILEGEONE

GENERAL

PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending Program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit card and membership cards. To introduce the program, PrivilegeONE has focused on the initial target customer base of automobile dealers throughout the United States. The Company believes that if the program is proven successful in the automotive industry, it will have applicability to many other industries that may be the focus of the next generation of products, initially in the U.S.

Subsequent to the end of fiscal 2001 it became apparent that the implementation strategy outlined in PrivilegeONE's business plan would be further delayed due to technical difficulties encountered in installing the card issuer's systems at participating dealerships and other issues. As a result, PrivilegeONE reduced overhead to focus upon and achieve proof of concept. Upon proof of an operating system, PrivilegeONE plans to continue to pursue its business plan while looking at alternate sales and installation plans, third party financing or a partner that is willing to contribute capital to the project.

AGREEMENT WITH FLEET

The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. PrivilegeONE has not yet generated revenues and thus the Company has not yet established the contingency reserve. Under the terms of the agreement, the Company is required to reimburse Fleet for the cost of Fleet's software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of November 30, 2001, the Company had reimbursed Fleet $221,000 for its software and development costs.

SALES AND MARKETING

PrivilegeONE intends to market its program directly through a national sales force, independent sales agents and third-party cross selling efforts. PrivilegeONE is seeking to develop customer acquisition and loyalty strategies centered on the acceptance and use of its cards, including reward programs from automobile dealers designed to promote card use. PrivilegeONE is also developing an Internet site through which it will seek to develop strong relationships with, and provide services to, customers of the automobile dealership.

COMPETITION

The credit card industry is characterized by intense competition. PrivilegeONE will compete with numerous co-branded credit card programs, including reward-based programs. Most of these programs are sponsored by entities with greater resources and name recognition than PrivilegeONE. As a result, PrivilegeONE's competitors may be better positioned to react in a changing marketplace.

INNOVATION GROWTH PARTNERS

GENERAL

IGP was established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in certain businesses to which it provides these services. Since inception, IGP's primary focus has been on MindSearch LLC, a company which has developed technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. IGP currently holds a controlling interest in MindSearch. IGP has also acquired a 5% interest in Miresco Investment Services, Inc. ("Miresco"). Miresco designs, imports and sells high quality area rugs throughout the United States in liquidation sales held by large furniture stores.

SALES AND MARKETING

At this time, the sales and marketing efforts of IGP are focused primarily on the operations of MindSearch and general business consulting services. MindSearch marketing efforts revolve around customer survey and data gathering. The general consulting services are marketed primarily by referrals and personal business contacts of the executive management of IGP.

COMPETITION

Competition in the financial and business consulting industry is intense, with businesses such as national accounting firms and investment banking firms better positioned and better capitalized to attract and retain significant clients. The limited number of professionals employed by IGP, and its limited financial resources, will likely require IGP to focus its attention on smaller clients and projects.

CONSULTING SERVICES

The Consulting Agreement executed in conjunction with the sale of Calton Homes required the Company to provide certain consulting services to the purchaser, including information, advice and recommendations with respect to the homebuilding market in New Jersey and Pennsylvania, through December 31, 2001. The Company has agreed that it will not provide similar services to others in New Jersey or Pennsylvania.

In consideration for the services provided by the Company under the Consulting Agreement, the purchaser paid the Company a consulting fee of $1,300,000 per year during the three-year term of the agreement, which expired on December 31, 2001.

EMPLOYEES

As of February 26, 2002, the Company and its majority-owned subsidiaries employed 45 full time personnel, and 1 part-time employee. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,000 per month, for a term of one year. The Company also leases approximately 3,800 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $6,800 for a term of five years ending August 31, 2005.

The Company's subsidiary, eCalton, currently leases approximately 12,000 square feet of office space in Vero Beach, Florida, for approximately $10,700 per month. This lease expired on July 31, 2001, but eCalton has exercised it's option, and renewed this lease for another one year term, expiring on July 31, 2002. eCalton also rents approximately 2,400 square feet of office space in Houston, Texas for approximately $2,700 per month. The term of the lease is on a month-to-month basis. IGP currently leases 3,500 square feet of office space in Houston, Texas at a cost of approximately $6,200 per month through January 31, 2003.

Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

ITEM 3. LEGAL PROCEEDINGS

The agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale, including certain warranty claims that may arise. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of November 30, 2001, approximately $86,000 remained in escrow, pending the resolution of three claims. The Company's indemnification obligations are not limited to the amount in escrow and no assurance can be given that the purchaser will not assert additional claims against the Company.

The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company and, as in the case of other pending claims, has been reserved for accordingly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of February 26, 2002 are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

       Name                     Age     Position
       ----                     ---     --------
       Anthony J. Caldarone     64      Chairman, President and Chief Executive Officer
       Thomas C. Corley         40      Acting Treasurer and Chief Financial Officer
                                        Vice President and Chief Financial Officer - PrivilegeONE
       Maria F. Caldarone       38      Vice President of Corporate Development
                                        Executive Vice President - PrivilegeONE
       Laura A. Camisa          39      Vice President of Strategic Planning
                                        Executive Vice President - eCalton.com, Inc.


Mr. Caldarone was reappointed as Chairman, President and Chief Executive Officer of Calton in November 1995, having previously served in such capacities from the inception of the Company in 1981 through May 1993. From June 1993 through October 1995, Mr. Caldarone served as a Director of the Company.

Mr. Corley was appointed Acting Treasurer and Chief Financial Officer of Calton in January 2002. In January 2000, Mr. Corley was appointed Vice President and Chief Financial Officer of PrivilegeONE. Mr. Corley has over 16 years experience in public accounting, financial modeling and financial management having most recently been a founding partner of McGuinness, Corley & Hodavance, CPAs from 1995 - 2000. Prior to that, he held the positions of Senior Manager of Taxation with ESSROC Cement Corp., Senior Tax Accountant with Arthur Andersen and Staff Accountant with Bart & Bart, CPAs.

Ms. Caldarone served as the Director of Business Development from January 1999 until she was appointed as a Vice President of the Company in February 2000. In May 2001, Ms. Caldarone was appointed Executive Vice President of PrivilegeONE. From 1995 through January 1999, Ms. Caldarone was a non-practicing attorney. Prior to 1995, Ms. Caldarone was employed by Trafalgar Homes from December 1993 to November 1994, where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone

Ms. Camisa was hired as a Financial Analyst by the Company in February 2000. In April 2000, she was appointed Vice President of Strategic Planning. In June 2001, Ms. Camisa was appointed Executive Vice President of eCalton's Internet business development division. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing as well as successfully completing the company's Investment Banking Analyst Training Program.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Calton, Inc. common stock is traded on the American Stock Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 2001 and 2000.



                 Fiscal 2001                 High            Low
                                             -----          -----

                 1st Quarter                 $4.25          $3.13
                 2nd Quarter                  5.50           3.40
                 3rd Quarter                  6.10           0.72
                 4th Quarter                  0.85           0.42


                 Fiscal 2000                 High            Low
                                             -----          -----

                 1st Quarter                $28.75          $7.50
                 2nd Quarter                 33.75           5.31
                 3rd Quarter                  6.80           4.00
                 4th Quarter                  4.69           3.25

At February 21, 2002, there were approximately 367 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sale price for the common stock as reported by AMEX was $0.64

During fiscal 2001 the Company paid a cash dividend in the amount of $22,375,000, or $5.00 per share. The Company did not pay any dividends during fiscal 2000. Payment of future cash dividends will be determined from time to time by the Company's Board of Directors, based upon its future earnings (if any), financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends. The Company currently plans to retain all of its earnings (if any) to support the development and expansion of its business and has no present intention on paying any cash dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth historical selected financial information of the Company as of the dates and for the periods indicated. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                                                                          Fiscal Years Ended November 30,
                                                      -------------------------------------------------------------------------
                                                                       (In thousands, except per share items)
                                                        2001            2000           1999             1998            1997
                                                      ---------      ----------      ----------      ----------      ----------
SELECTED OPERATING DATA
Revenues                                              $   5,299      $    3,534      $    1,351      $       --      $       --
Net income (loss) from continuing operations             (5,039)         (5,158)            661          (1,960)         (1,901)
Net income (loss) from discontinued operations(1)            --             (84)           (240)          6,315           1,646
Gain (loss) from sale of operating businesses                --            (654)          4,418              --             369
Extraordinary gain, net of income taxes                                      --              --              --           1,263
                                                      ---------      ----------      ----------      ----------      ----------
Net income (loss)                                     $  (5,039)     $   (5,896)     $    4,839      $    4,355      $    1,377
                                                      =========      ==========      ==========      ==========      ==========
Basic earnings (loss) per share:
Net income (loss) from continuing operations          $   (1.17)     $    (1.21)     $     0.15      $    (0.37)     $    (0.35)
Net income (loss) from discontinued operations(1)            --            (.02)           (.05)           1.18             .30
Gain (loss) from sale of operating businesses                --            (.15)            .97              --             .05
Extraordinary gain, net of income taxes                      --              --              --              --             .25
                                                      ---------      ----------      ----------      ----------      ----------
Net income (loss)                                     $   (1.17)     $    (1.38)     $     1.07      $     0.81      $     0.25
                                                      =========      ==========      ==========      ==========      ==========

Diluted earnings (loss) per share:
Net income (loss) from continuing operations          $   (1.17)     $    (1.21)     $     0.14           (0.37)     $    (0.35)
Net income (loss) from discontinued operations(1)            --            (.02)           (.05)           1.18             .30
Gain (loss) from sale of operating businesses                --            (.15)            .92              --             .05
Extraordinary gain, net of income taxes                      --              --              --              --             .25
                                                      ---------      ----------      ----------      ----------      ----------
Net income (loss)                                     $   (1.17)     $    (1.38)     $     1.01      $     0.81      $     0.25
                                                      =========      ==========      ==========      ==========      ==========

SELECTED OTHER DATA:
   Cash dividend per share                            $    5.00      $     0.00      $     0.00      $     0.00      $     0.00
                                                      =========      ==========      ==========      ==========      ==========


                                                                                  At November 30,
                                                      -------------------------------------------------------------------------
                                                        2001            2000           1999             1998            1997
                                                      ---------      ----------      ----------      ----------      ----------
SELECTED BALANCE SHEET DATA
Total assets                                          $   9,813      $   35,100      $   40,441      $   40,082      $   35,142
Shareholders' equity                                      7,217          32,887          38,654          38,221          32,850


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During fiscal 1999 the Company sold Calton Homes as part of the Company's overall strategy to enhance shareholder value. Since the completion of the sale, the Company's business activities have been primarily focused on (i) providing Internet business solutions and technology based staffing and consulting services through eCalton, (ii) developing a loyalty and co-branded credit card program through PrivilegeONE, (iii) providing management and consulting services through IGP which has acquired a controlling interest in MindSearch, (iv) providing consulting services to the purchaser of Calton Homes pursuant to an agreement which expired on December 31, 2001 and (v) analyzing potential acquisition and business combination activities. The Company's consolidated financial statements include the accounts of the Company and its majority-owned and majority-controlled subsidiaries, including eCalton, PrivilegeONE, IGP and MindSearch.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

Revenues for fiscal 2001 increased to $5,299,000 compared to $3,534,000 in fiscal 2000. The primary reason for the increase was a full year of operations for the technical staffing division of eCalton, which commenced operations in July 2000. Revenues for the Internet business development division of eCalton were $1,148,000 in 2001 compared to $1,109,000 in 2000 and revenues for the technical staffing division of eCalton were $2,760,000 compared to $936,000. Also included in 2001 revenues was $1,300,000 in homebuilding consulting fees and $91,000 of general consulting fees recognized by IGP compared to $1,300,000 and $189,000 in 2000, respectively. Homebuilding consulting fees were derived from a consulting agreement that expired in December 2001. As a result, this revenue source will not recur at historical levels during the Company's fiscal year ending November 30, 2002.

Project personnel and expenses for eCalton were $2,420,000 in 2001 compared to $1,514,000 in 2000. The increase is primarily attributable to a full year of operations for the technical staffing division, which began operations in July 2000.

Selling, general and administrative expenses experienced an increase from $8,015,000 in 2000 to $9,638,000 in 2001. The increase in 2001 is primarily from increased personnel and business activities at PrivilegeONE, a full year of operations for the technical staffing division of eCalton, the operations of IGP and MindSearch, increased professional fees and a provision for uncollectible receivables in 2001. In addition, the Company recorded a non-cash charge in the amount of $367,000 in 2001 for stock options issued as consideration for consulting services, which is included in selling, general and administrative expenses.

Research and development costs related to MindSearch decreased to $34,000 in 2001 from $315,000 in 2000 as the majority of its research and development was conducted in 2000.

The acquisitions of eCalton and PrivilegeONE resulted in recording goodwill in fiscal 2000 in the amount of $237,000 and $138,000, respectively. However, later in 2000 management concluded that the goodwill for both eCalton and PrivilegeONE had been permanently impaired, and charged the entire unamortized balance to operations. This conclusion was based upon sustained losses since inception for both entities, and the lack of certainty at November 30, 2000 as to whether these businesses would ever become profitable. The amount charged to operations for eCalton and PrivilegeONE amounted to $205,000 and $119,000, respectively. During the second quarter of 2001 the Company acquired the remaining minority interest in PrivilegeONE, using stock options as consideration. These options were valued using the Black-Scholes valuation model, which resulted in a value of $127,000 being assigned to these options. Consequently, goodwill in the amount of $127,000 was recorded in conjunction with the grant of these options. At that time, management believed it was appropriate to record goodwill, as PrivilegeONE had been successful in obtaining a bank to issue the PrivilegeONE visa card during the second quarter, which was one of the key elements necessary to execute the PrivilegeONE business plan. However, during the fourth quarter of 2001, in accordance with SFAS 121, management evaluated the carrying value of the goodwill and determined that the goodwill would not be recoverable based on the historic operations of PrivilegeONE and the projected future cash flows. As a result, the remaining unamortized balance of goodwill, in the amount of $119,000, was charged to operations and is included in the line item reported as impairment of long-lived assets on the 2001 statement of operations and statement of cash flows.

In conjunction with the evaluation of the PrivilegeONE goodwill discussed in the aforementioned paragraph, the Company determined that the property and equipment on the books of PrivilegeONE have minimal value. As a result, in accordance with SFAS 121, the Company charged the net book value of property and equipment of PrivilegeONE to operations in the fourth quarter of 2001. This is reported on the statement of operations and statement of cash flows as a component of impairment of long-lived assets in the amount of $359,000.

Interest income in fiscal 2001 experienced a sharp decline compared to fiscal 2000 primarily due to a lower cash position as a result of the $22,375,000 liquidating cash dividend discussed in Note 6 to the consolidated financial statements, as well as a decline in short term interest rates.

During the fourth quarter of 2001, MindSearch (a subsidiary in which IGP holds a controlling interest) sold certain previously unissued equity interests for an aggregate of $1,000,000. Of this amount, IGP purchased $250,000 of the interests and unrelated third parties purchased $750,000 of the interests. In connection with the sales of interests to unrelated third parties, IGP recorded a gain of $357,000, which was the amount in excess of its carrying value in MindSearch upon completion of the offering.

Minority interest represents the minority shareholders' interest in the net losses of MindSearch.

The Company recorded a deferred benefit for income taxes amounting to $615,000, which represented the reduction of deferred tax liabilities originating in connection with certain contingent tax issues. Upon resolution of the uncertainties, the Company reversed the deferred tax liabilities. The benefit of certain carryback net operating losses which resulted in refundable income taxes of $361,000 received in 2001 was recorded as a tax benefit in 2000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

Revenues for fiscal 2000 increased to $3,534,000 compared to revenues of $1,351,000 for fiscal 1999. The primary reasons for the increase were a full year of operations for eCalton in 2000, compared to four months of operations in 1999, as well as the addition of the technical staffing division at eCalton, which commenced operations in July 2000. Revenues for the Web development division at eCalton were $1,109,000 compared to $157,000 in 1999, and revenues for the staffing operation at eCalton were $936,000 in 2000, with no similar revenues in 1999. Also included in 2000 revenues was $189,000 from IGP, which was acquired in June 2000.

Project personnel expenses for eCalton were $1,514,000 in 2000 compared to $116,000 in 1999. The increase is attributable to a full year of operations for the eCalton Web division in 2000, compared to four months of operations in 1999, as well as the addition of the technical staffing division, which began operations in July 2000.

Selling, general and administrative expenses experienced an increase from $1,966,000 in 1999 to $8,015,000 in 2000. During 1999 the Company sold its homebuilding business and had minimal operating expenses, and a greatly reduced corporate office. In addition, eCalton was a much smaller operating unit and was not acquired until late in 1999. During fiscal 2000, the Company expanded its operations at eCalton, including commencing operations of a technical staffing division. In addition, the Company acquired controlling interests in PrivilegeONE and IGP, and through IGP, acquired a controlling interest in MindSearch. The

Company also relocated and increased staffing at its corporate office. As a result, selling, general and administrative expenses experienced a significant increase during fiscal 2000 attributable primarily to payroll and payroll related expenses, professional fees, and abandoned acquisition costs.

Research and development costs associated with MindSearch's efforts to develop technology to provide consumer research amounted to $315,000 in 2000, with no similar costs in 1999.

The acquisitions of eCalton and PrivilegeONE resulted in goodwill in the amount of $237,000 and $138,000, respectively. However, during 2000 management concluded that the goodwill for both eCalton and PrivilegeONE had been permanently impaired, and charged the entire unamortized balance to operations. This conclusion was reached because of sustained losses since inception for both entities, and the lack of certainty at November 30, 2000 as to whether these businesses would ever become profitable. The amount charged to operations for eCalton and PrivilegeONE amounted to $205,000 and $119,000, respectively.

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

The credit to income for minority interest represents 49% of the net loss of IGP, which had a capital contribution of $552,000 from minority shareholders upon its formation in 2000. The Company may record only up to a cumulative $552,000 of minority interest credit against losses of IGP. If the cumulative loss incurred by IGP causes the IGP associated minority interest to decline to zero, the Company will be required to absorb all additional losses until such time, if ever, that IGP begins to generate a profit.

The current year income tax benefit consists of a $579,000 benefit related to a loss carryback to prior years and a current state tax expense of $26,000. The 1999 income tax expense from continuing operations of $453,000 is a result of income from continuing operations in 1999 of $1,114,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents have declined significantly in 2001 principally as a result of the $22,375,000 dividend distributed to shareholders and the other expenditures described below. As of November 30, 2001, the Company had approximately $7,139,000 in cash and cash equivalents versus $32,190,000 on November 30, 2000. Also, due to certain third party funding arrangements at IGP, $1,903,000 of the 2001 balance of cash and cash equivalents (19.4% of consolidated net assets) is restricted to the operations of IGP.

In fiscal 2001, the Company received a federal income tax refund in the amount of $361,000 resulting from the carryback of certain losses to years in which the Company incurred income taxes.

The Company believes that cash on hand will be sufficient to support the operations of the Company and its subsidiaries for fiscal 2002. It is anticipated that the Company's cash flow from operations, combined with the operations of eCalton, PrivilegeONE, IGP and MindSearch will continue to utilize cash until, if ever, those operations execute the strategies identified in their business plans. If the Company's subsidiaries do not achieve success in executing their business plans in the near future, the Company may be required to curtail certain operating activities or seek additional capital to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

As of November 30, 2001, the Company had repurchased an aggregate of 1,782,000 shares of treasury stock for a total of $10,154,000, at an average price of $5.70 per share.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended November 30, 2001, the Company incurred a net loss of approximately $5,039,000. The primary activities that did not use cash were the issuance of options for consulting services which resulted in a charge of $367,000, the establishment of a $376,000 reserve for uncollectible receivables, an income tax refund of $361,000 and the impairment of long-lived assets of PrivilegeONE of $478,000. Conversely, the primary operating activities, which did not provide cash were a non-cash income tax benefit in the amount of $615,000 and $188,000 in minority interest.

For the year ended November 30, 2000, the Company incurred a net loss of approximately $5,900,000. However, cash used by operating activities amounted to only $2,937,000. There were a number of operating activities that did not use cash, such as a loss on securities in the amount of $1,708,000, a loss on the sale of Calton Homes of $654,000, tax related items of $647,000, increases in accounts payable and accrued expenses of $710,000, as well as other less significant items. Conversely, other operating activities that did not provide cash were minority interest of $464,000 and an increase in receivables of $545,000.

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended November 30, 2001, the Company received proceeds from investing activities from the collection of the holdback receivable in the amount of $1,203,000. Significant items of cash used by investing activities included the investment in Miresco in the amount of $500,000 and the purchase of equipment and software in the amount of $572,000. In addition, the Company advanced $750,000 to Automated Information Management, Inc. ("AIM") in exchange for a convertible promissory note (the "AIM Note") and a warrant to acquire 1,059,666 shares of AIM Common Stock at an exercise price of $2.12 per share, which expires in September 2004. The AIM Note is mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company is given notice that the Securities and Exchange Commission has declared a proposed registration of these shares effective. If certain terms and conditions are satisfied, the Company may be required to distribute to the Company's shareholders some of the shares of Common Stock that would be issued upon conversion of the AIM Note which will be considered an ordinary dividend without a cash distribution. AIM is currently in default of its agreement to register the shares and the Company is entitled to demand repayment of the note, which bears interest at a rate of LIBOR plus 1%. AIM, which is based in Houston, Texas, is primarily engaged in the design, engineering, installation and maintenance of telecommunications infrastructure.

For the year ended November 30, 2000, the Company received proceeds from investing activities from the sale of marketable securities in the amount of $1,366,000 and from the collection of the holdback receivable in the amount of $2,104,000. Significant items of cash used by investing activities included the purchase of securities in the amount of $967,000 and the purchase of property and equipment in the amount of $622,000.

In addition to items disclosed on the face of the consolidated statements of cash flows, the Company also made certain acquisitions, which are described in the following paragraphs. The acquisitions discussed below have been consolidated in the Company's financial statements and, consequently, they are not reflected in the statement of cash flows.

In January 2000, the Company acquired a collective direct and indirect (through ownership in a parent company) 50.4% equity interest in PrivilegeONE, a newly formed company engaged in the development of a co-branded loyalty credit card program. The purchase price for the Company's interest was comprised of $105,000 of cash and a warrant to acquire 240,000 shares of Common Stock. In addition to its equity interest, the Company agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note, which bears interest at the rate of 10% per annum and becomes due in January 2004.

In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE, which increased its direct and indirect ownership interest to 75.4%. The Company also agreed to lend PrivilegeONE up to an additional $1,450,000 if PrivilegeONE achieved certain milestones related to the development of its proposed credit card program.

In May 2001, the Company acquired the remaining minority interest in PrivilegeONE, making it a wholly-owned subsidiary. As consideration for the remaining minority interest in PrivilegeONE, the Company granted options to purchase 200,000 shares of the Company's Common Stock at a price of $4.02 to the former minority owners of PrivilegeONE. The options were fully vested, became exercisable in January 2002, and have a term of five years. The Company applied the purchase method of accounting to record this acquisition of minority interest. In addition to the grant of the options, the terms of the purchase required the Company to make certain guarantees and commitments to the bank that has agreed to issue the PrivilegeONE Visa card. The Company also agreed to fund up to an additional $2,000,000 towards the project, and the former minority owners of PrivilegeONE agreed to the cancellation of the previously issued warrant to acquire 240,000 shares of the Company's Common Stock.

In June 2000, the Company acquired a 51% interest in IGP. In exchange for its controlling interest, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 to the new venture. Executive management of IGP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. In August 2000, IGP borrowed $500,000 of its $3,500,000 credit facility with the Company to finance the acquisition of a 51% interest in MindSearch.

During June 2001, IGP borrowed $500,000 under the Revolving Promissory Note issued by it to the Company in June 2000 (the "IGP Note") and used the funds to acquire a 5% interest in Miresco.

During September 2001 the Company restructured its agreement with IGP, as follows:

Under the terms of the IGP Note, the Company advanced an additional $250,000 to be used specifically for funding IGP's additional investment in MindSearch. In addition, the minority partners of IGP raised $750,000 of third party capital to complete the funding necessary to launch the operations of MindSearch. At that time, the outstanding principal balance of the IGP Note was $1,325,000. On December 1, 2001, the $1,325,000 outstanding principal balance of the IGP Note was converted to a Class A membership interest in IGP. The Class A membership interest entitles the Company to a preferred return equal to the lesser of prime rate plus one percent per annum, or ten percent per annum. In addition, the Company is entitled to receive 75% of IGP's proceeds from investees until such time as the Class A membership interest has been repaid in full.

In addition, the Company advanced $1,100,000 to IGP in exchange for a Class B membership interest, and the minority members of IGP contributed an additional $300,000 in exchange for a Class B membership interest. The Class B membership interest is subordinate to the Class A membership interest.

The Company was released from any further obligation to advance funds under the IGP Note.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities in 2001 includes $1,665,000 resulting from certain optionholders exercising their options to purchase Common Stock from the Company compared to $149,000 in 2000. The primary reason for the increase in 2001 was that the majority of the options outstanding prior to the $5.00 dividend distributed on July 5, 2001 had an exercise price of less than $5.00. Accordingly, these option holders exercised their options in anticipation of receiving the dividend. Additionally in fiscal 2001, $300,000 was contributed by minority owners of IGP in exchange for a Class B membership interest as well as the sale of an interest in MindSearch in the amount of $750,000, which totals $1,050,000 reported on the statement of cash flows. Cash provided by financing activities in 2000 included cash contributed by the minority owners of IGP in the amount of $500,000 and proceeds from the exercise of stock options in the amount of $149,000.

Cash used by financing activities in 2001 include the payment of a liquidating dividend declared by the Company's Board of Directors of $5.00 per share to all shareholders of record on June 20, 2001 payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22,375,000. This dividend has reduced the Company's capacity for acquisitions, in terms of both the number of acquisitions the Company will be able to make, if any, and the size of those acquisitions.

Additional cash used by financing activities in 2001 included the repurchase of 167,000 shares of the Company's common stock in the amount of $415,000. Cash used by financing activities in 2000 include the repurchase of 235,000 shares of the Company's common stock in the amount of $1,051,000. These repurchases were consistent with the Company's repurchase program to repurchase up to two million shares of its Common Stock.

FUTURE NON-CANCELABLE COMMITMENTS

The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                    2002              $175,000
                    2003                97,000
                    2004                82,000
                    2005                68,000
                    Thereafter               0
                                      --------
                       Total          $422,000
                                      ========




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 1.79%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. As of November 30, 2001, the Company is reporting no readily marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 10, 2001, the Registrant dismissed PricewaterhouseCoopers as its independent auditors and engaged the firm of Aidman, Piser & Company P.A. as their replacement. The Registrant's change of independent auditors is reported on their Current Report on Form 8-K, which was filed with the Commission on December 14, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to directors is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. The information required by Item 10 with respect to executive officers is presented in Part II - Item 4A of this report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a) 1. and 2. Financial statements and financial statement schedules
              Reference is made to the Index of Financial Statements and
              Financial Statements Schedules hereinafter contained           F-1

    3.        Exhibits                                                       E-1

              Reference is made to the Index of Exhibits hereinafter contained

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended November 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underwriter, thereunto duly authorized.

                                       CALTON, INC.
                                       -------------
                                       (Registrant)

Dated:  February 26, 2002              By: /s/ Thomas C. Corley
                                           -------------------------------------
                                           Thomas C. Corley, Acting Chief
                                           Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the underwriter, thereunto duly authorized.


             Signature                                     Title                             Date

/s/ Anthony J. Caldarone                 Chairman, Chief Executive                     February 26, 2002
-------------------------------------    Officer and President
Anthony J. Caldarone                     (Principal Executive Officer)



/s/ Thomas C. Corley                     Acting Chief Financial Officer and            February 26, 2002
-------------------------------------    Treasurer (Principal Financial &
Thomas C. Corley                         Accounting Officer)



/s/ Anthony J. Caldarone                 Director                                      February 26, 2002
-------------------------------------
Anthony J. Caldarone



/s/ J. Ernest Brophy                     Director                                      February 26, 2002
-------------------------------------
J. Ernest Brophy



/s/ Mark N. Fessel                       Director                                      February 26, 2002
-------------------------------------
Mark N. Fessel



/s/ Kenneth D. Hill                      Director                                      February 26, 2002
-------------------------------------
Kenneth D. Hill



/s/ Robert E. Naughton                   Director                                      February 26, 2002
-------------------------------------
Robert E. Naughton



/s/ Frank Cavell Smith, Jr.              Director                                      February 26, 2002
-------------------------------------
Frank Cavell Smith, Jr.



/s/ Gerald W. Stanley                    Director                                      February 26, 2002
-------------------------------------
Gerald W. Stanley


                          CALTON, INC. AND SUBSIDIARIES

                        INDEX OF FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES


                                                                                                        Page
                                                                                                        ----
Report of Aidman, Piser & Company, P.A.                                                                  F-2

Report of PricewaterhouseCoopers LLP                                                                     F-3

Consolidated Balance Sheets as of November 30, 2001 and 2000                                             F-4

Consolidated Statements of Operations for the Years Ended November 30, 2001, 2000 and 1999               F-5

Consolidated Statements of Cash Flows for the Years Ended November 30, 2001, 2000 and 1999               F-6

Consolidated Statements of Shareholders' Equity for the Years Ended November 30, 2001, 2000 and          F-7
1999

Notes to Consolidated Financial Statements                                                               F-8

Schedule:
          II - Valuation and Qualifying Accounts                                                        F-26

---------------------

Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Calton, Inc.

We have audited the accompanying consolidated balance sheet of Calton, Inc. and Subsidiaries ("Calton") as of November 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Calton's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries at November 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
January 22, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Calton, Inc.

In our opinion, the accompanying consolidated balance sheet as of November 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2000 present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of Calton, Inc. and its subsidiaries at November 30, 2000 and for each of the two years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                       /s/ PricewaterhouseCoopers LLP

Tampa, Florida
January 19, 2001

                                  CALTON, INC.

                           CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2001 AND 2000


                                                                                         2001                 2000
                                                                                      ------------         ------------
ASSETS
     Current Assets
         Cash and cash equivalents                                                    $  7,139,000         $ 32,190,000
         Cash held in escrow                                                                86,000            1,289,000
         Accounts receivable, net of allowance for doubtful accounts of
            $404,000 and $122,000 at November 30, 2001 and 2000, respectively              510,000              760,000
         Prepaid expenses and other current assets                                         187,000              218,000
                                                                                      ------------         ------------
            Total current assets                                                         7,922,000           34,457,000

     Investments                                                                         1,250,000                   --
     Property and equipment, net                                                           641,000              638,000
     Other assets                                                                               --                5,000
                                                                                      ------------         ------------
         Total assets                                                                 $  9,813,000         $ 35,100,000
                                                                                      ============         ============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
     Accounts payable, accrued expenses and other liabilities                         $  1,516,000         $  1,384,000
     Deferred taxes                                                                        487,000              741,000
                                                                                      ------------         ------------
         Total current liabilities                                                       2,003,000            2,125,000
                                                                                      ------------         ------------

     Minority interest                                                                     293,000               88,000
     Minority class B membership interest                                                  300,000                   --

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' EQUITY
     Preferred Stock, $.10 par value, 2,520,000 authorized;                                     --                   --
         none outstanding
     Common stock, $.05 par value, 10,740,000 shares authorized; 4,417,000 and
         4,132,000 shares outstanding at November 30,
         2001 and 2000, respectively                                                       221,000              207,000
     Additional paid-in capital                                                         13,134,000           33,364,000
     Retained earnings                                                                   4,016,000            9,055,000
     Less cost of shares held in treasury, 1,782,000 and 1,615,000
         shares as of November 30, 2001 and 2000, respectively                         (10,154,000)          (9,739,000)
                                                                                      ------------         ------------
         Total shareholders' equity                                                      7,217,000           32,887,000

                                                                                      ------------         ------------
         Total liabilities, minority interest and shareholders' equity                $  9,813,000         $ 35,100,000
                                                                                      ============         ============


                 See notes to consolidated financial statements.

                                  CALTON, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


                                                                        2001               2000               1999
                                                                    ------------       ------------       ------------
Revenue
     Technical staffing services                                    $  2,760,000       $    936,000       $         --
     Consulting services                                               1,300,000          1,300,000          1,194,000
     Website design and implementation                                 1,148,000          1,109,000            157,000
     Other                                                                91,000            189,000                 --
                                                                    ------------       ------------       ------------
                                                                       5,299,000          3,534,000          1,351,000
                                                                    ------------       ------------       ------------
Costs and expenses
     Project personnel and expenses                                    2,420,000          1,514,000            116,000
     Selling, general and administrative                               9,638,000          8,015,000          1,966,000
     Research and development                                             34,000            315,000                 --
     Impairment of long lived assets                                     478,000            324,000                 --
                                                                    ------------       ------------       ------------
                                                                      12,570,000         10,168,000          2,082,000
                                                                    ------------       ------------       ------------
Loss from operations                                                  (7,271,000)        (6,634,000)          (731,000)

Other income (expense)
     Interest income                                                   1,072,000          2,141,000          1,845,000
     Gain on sale of subsidiary stock                                    357,000                 --                 --
     Loss on securities                                                       --         (1,708,000)                --
                                                                    ------------       ------------       ------------
Income (loss) from continuing operations before income taxes,
     minority interest and discontinued operations                    (5,842,000)        (6,201,000)         1,114,000

Equity in losses of minority interest                                    188,000            464,000                 --
Income tax (expense) benefit                                             615,000            579,000           (453,000)
                                                                    ------------       ------------       ------------
Income (loss) from continuing operations                              (5,039,000)        (5,158,000)           661,000

Loss from discontinued operations, net of a benefit for
     income taxes of $373,000 in 1999                                         --            (84,000)          (240,000)

Gain (loss) from sale of Calton Homes, Inc. net of a provision
     in lieu of taxes of $0 in 2000 and  $3,173,000 in 1999                   --           (654,000)         4,418,000
                                                                    ------------       ------------       ------------
Net income (loss)                                                   $ (5,039,000)      $ (5,896,000)      $  4,839,000
                                                                    ============       ============       ============

Earnings (loss) per share
     Basic:
         Income (loss) from continuing operations                   $      (1.17)      $      (1.21)      $       0.15
         Loss from discontinued operations, net                               --              (0.02)             (0.05)
         Gain (loss) from sale of Calton Homes, Inc., net                     --              (0.15)              0.97
                                                                    ------------       ------------       ------------
         Net income (loss)                                          $      (1.17)      $      (1.38)      $       1.07
                                                                    ============       ============       ============
     Diluted:
         Income (loss) from continuing operations                   $      (1.17)      $      (1.21)      $       0.14
         Loss from discontinued operations, net                               --              (0.02)             (0.05)
         Gain (loss) from sale of Calton Homes, Inc., net                     --              (0.15)              0.92
                                                                    ------------       ------------       ------------
         Net income (loss)                                          $      (1.17)      $      (1.38)      $       1.01
                                                                    ============       ============       ============
Weighted average number of shares outstanding
         Basic                                                         4,292,000          4,276,000          4,554,000
                                                                    ============       ============       ============
         Diluted                                                       4,292,000          4,276,000          4,799,000
                                                                    ============       ============       ============


                 See notes to consolidated financial statements.

                                  CALTON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                                                                               2001               2000                1999
                                                                           ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ (5,039,000)      $ (5,896,000)      $  4,839,000
Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Stock options issued for services                                          367,000             35,000                 --
     Minority interest                                                         (188,000)          (464,000)                --
     Loss on  securities                                                             --          1,708,000                 --
     (Gain) loss from the sale of Calton Homes, Inc.                                 --            654,000         (4,418,000)
     Gain on sale of subsidiary stock                                          (357,000)
     Income from discontinued operations                                             --                 --            240,000
     Provision for uncollectible receivables                                    376,000            122,000                 --
     Provision for income taxes                                                (615,000)           647,000            422,000
     Depreciation and amortization                                              218,000            226,000             17,000
     Impairment of long lived assets                                            478,000            324,000                 --
Changes in operating assets and liabilities:
     Increase in accounts receivable                                           (126,000)          (545,000)          (276,000)
     (Increase) decrease in prepaid expenses and other current assets            36,000            (21,000)           737,000
     Increase in accounts payable, accrued
         expenses and other liabilities                                         132,000            710,000             77,000
     Income tax refund                                                          361,000                 --                 --
Change in net assets/liabilities of discontinued operations                          --           (437,000)          (657,000)
                                                                           ------------       ------------       ------------
Net cash provided by (used in) operating activities                          (4,357,000)        (2,937,000)           981,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sale of Calton Homes, Inc.                                    --                 --         43,440,000
     Sale of available for sale securities                                           --          1,366,000          2,127,000
     Collection of holdback receivable                                        1,203,000          2,104,000                 --
     Purchases of investments                                                (1,250,000)          (967,000)        (4,338,000)
     Acquisition of business                                                         --           (138,000)          (250,000)
     Purchases of equipment and software                                       (572,000)          (622,000)           (58,000)
                                                                           ------------       ------------       ------------
Net cash provided by (used in) investing activities                            (619,000)         1,743,000         40,921,000

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchases of treasury stock                                               (415,000)        (1,051,000)        (8,583,000)
     Proceeds from sale of subsidiary securities                              1,050,000            500,000                 --
     Payment of cash dividend                                               (22,375,000)                --                 --
     Proceeds from stock options exercised                                    1,665,000            149,000            382,000
                                                                           ------------       ------------       ------------
Net cash used in financing activities                                       (20,075,000)          (402,000)        (8,201,000)

Net (decrease) increase in cash and cash equivalents                        (25,051,000)        (1,596,000)        33,701,000
Cash and cash equivalents at beginning of period                             32,190,000         33,786,000             85,000
                                                                           ------------       ------------       ------------
Cash and cash equivalents at end of period                                 $  7,139,000       $ 32,190,000       $ 33,786,000
                                                                           ============       ============       ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                $         --       $      2,000       $    209,000
     Cash paid for income taxes                                            $     19,000       $     35,000       $  1,640,000

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Holdback receivable                                                   $         --       $         --       $  4,047,000
     Investment in subsidiary using stock options                          $    127,000       $         --       $         --
     Conversion of CorVu and PrivilegeONE notes receivable into
         investments                                                       $         --       $    338,000       $         --
     Property and equipment contributed by minority owners of              $         --       $     52,000       $         --
         Innovation Growth Partners



                 See notes to consolidated financial statements.

                                  CALTON, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999

                             (amounts in thousands)



                                                                                             Accumulated                   Compre-
                                      Common Stock      Additional                             Other        Total          hensive
                                  -------------------    Paid In     Retained   Treasury      Compre-     Shareholders'    Income
                                   Shares     Amount     Capital     Earnings    Stock       hensive Loss   Equity         (Loss)
                                   ------     ------   -----------   --------   --------     ------------ -------------    -------
Balances,
     November 30, 1998             5,327     $    267     $ 27,957     $ 10,112     $   (115)          --     $ 38,221           --
     Net Income                       --           --           --        4,839           --           --        4,839     $  4,839
Issuance of Stock under
     stock option plans              176            9          373           --           --           --          382           --
Issuance of Stock under
     warrant exercise                143            7           (7)          --           --           --           --           --
Modification of stock
     option terms                     --           --          525           --           --           --          525           --
Income tax refund                     --           --        3,788           --           --           --        3,788           --
Less:  Purchase of
     treasury stock               (1,351)          --           --           --       (8,583)          --       (8,583)          --
Adjustment to reflect
      par value                       --          (68)          68           --           --           --           --           --
Comprehensive Loss:
     unrealized loss in
     available for sale
     securities                       --           --           --           --           --     $   (518)        (518)        (518)
Balances,                       --------     --------     --------     --------     --------     --------     --------     --------
     November 30, 1999             4,295          215       32,704       14,951       (8,698)        (518)      38,654     $  4,321
                                                                                                                           ========
     Net Loss                         --           --           --       (5,896)          --           --       (5,896)    ($ 5,896)
Issuance of stock under
     stock option plans               73            4          145           --           --           --          149           --
Issuance of Stock and
     options by
     consolidated subsidiary          --           --           35           --           --           --           35           --
Shares retired upon
     recapitalization
     of  the Company                  (1)          --          (10)          --           --           --          (10)          --
Income tax refund                     --           --          478           --           --           --          478           --
Less: Purchase of
     treasury stock                 (235)          --           --           --       (1,041)          --       (1,041)          --
Adjustment to reflect
     par value                        --          (12)          12           --           --           --           --           --
Change in unrealized
     loss in available
     for sale securities              --           --           --           --           --          518          518          518
Balances,                       --------     --------     --------     --------     --------     --------     --------     --------
     November 30, 2000             4,132          207       33,364        9,055       (9,739)          --       32,887     ($ 5,378)
                                                                                                                           ========
     Net Loss                         --           --           --       (5,039)          --           --       (5,039)    ($ 5,039)
Issuance of stock under
     stock option plans              451           22        1,643           --           --           --        1,665           --
Cash dividend                         --           --      (22,375)          --           --           --      (22,375)          --
Stock options issued
     pursuant to acquisition
     of minority interest             --           --          127           --           --           --          127           --
Stock options issued for
     services                         --           --          367           --           --           --          367           --
Less:  Purchase of
     treasury stock                 (166)          (8)           8           --         (415)          --         (415)          --
                                --------     --------     --------     --------     --------     --------     --------     --------
Balances,
     November 30, 2001             4,417     $    221     $ 13,134     $  4,016     $(10,154)    $      0     $  7,217     ($ 5,039)
                                ========     ========     ========     ========     ========     ========     ========     ========


                 See notes to consolidated financial statements.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


1. NATURE OF BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESSES

Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in (i) providing Internet business solutions and technology based staffing and consulting services through its wholly owned subsidiary, eCalton.com, Inc. ("eCalton"), (ii) the development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC, ("PrivilegeONE"), a limited liability company established as a 50.4% owned subsidiary of the Company which became wholly owned by the Company in fiscal 2001, (iii) providing management and consulting services through Innovative Growth Partners, LLC ("IGP"), a 51% owned limited liability company which owns a controlling interest in MindSearch LLC ("MindSearch"), a consumer research company, (iv) providing consulting services to the purchaser of Calton Homes (See Note 9) and (v) analyzing potential business acquisition and combination opportunities. As discussed in Note 9, the Company discontinued its Calton Homes operation during its fiscal year ended November 30, 1999.

LIQUIDITY

The Company has incurred operating losses in each of its last two fiscal years. However, with the principal operating companies in a more developed state at the end of our current fiscal year compared with earlier periods, management believes that cash on hand as of November 30, 2001, plus amounts to be generated from operations, will be sufficient to support consolidated operations of the Company for fiscal 2002. However, it is anticipated that the Company's cash flow from operations during fiscal 2002, combined with the operations of eCalton, PrivilegeONE, IGP and MindSearch will continue to utilize cash during 2002 as those operations execute the strategies identified in their business plans. If the subsidiaries do not achieve success in executing their business plans in fiscal 2002, management may be required to curtail certain operating activities, discontinue one or more of the subsidiaries, or seek additional capital in fiscal 2003 to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Calton, Inc. and all of its wholly owned and majority owned subsidiaries (the "Company"). The Company consolidates a subsidiary when it owns or controls directly or indirectly more than 50% of the outstanding voting securities. Under this method, a subsidiary's results of operations, cash flows and balance sheets are reflected in the consolidated financial statements of the Company. All significant intercompany accounts and transactions have been eliminated. Participation of other security holders in the earnings and losses of consolidated majority owned subsidiaries are reflected in the caption "Minority Interest" in the Company's consolidated financial statements. The Company's consolidated results of operations are adjusted for the minority owners' share of the earnings or losses of majority owned subsidiaries. In certain circumstances where majority owned subsidiaries incur losses, and the Company is unable to pass these losses through to minority security holders, the Company records the entire loss of the subsidiary. In addition, the Company recognizes gains on the direct sale by a subsidiary of its unissued equity securities, to the extent that the proceeds

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


exceed the Company's carrying value in the respective subsidiary's equity, but only in circumstances where management views as likely the realization of such gain.

RECAPITALIZATION

Effective at the close of business on May 31, 2000, the Company effected a one-for-twenty-five share combination or "reverse split" of the Company's Common Stock. Contemporaneous with, but after giving effect to the share combination, the Company effected a five-for-one forward split of the Common Stock. As a result of this recapitalization (the "Recapitalization"), each twenty-five shares of Common Stock outstanding was combined into one share of Common Stock and the resulting share was split into five shares. All Common Stock, stock option, warrant and per share information in this report has been adjusted to reflect the Recapitalization as if such Recapitalization had taken place at the beginning of the periods presented. In connection with this Recapitalization, the Company changed the par value of its Common Stock from $.01 to $.05 per share.

REVENUE RECOGNITION

CALTON - Revenues of Calton, Inc. were derived from a consulting agreement with the purchaser of Calton Homes that expired December 31, 2001. As a result, no revenues related to consulting with Calton Homes are anticipated beyond December 31, 2001. Revenue under this agreement was recognized on a monthly basis when earned, as Company personnel performed the contracted services. Generally, such services were performed continuously throughout each year that the contract was in effect.

eCALTON - The eCalton Internet business development division derives its revenues from providing Internet design and consulting services under contracts with principally business customers. This division recognizes revenues for services when earned as work is performed. Certain contracts are billed on a time and materials basis, and revenue is recognized based on the number of hours worked by consultants at an agreed-upon rate per hour. eCalton also contracts on a fixed-price basis, for which revenues are recognized on the percentage of completion method of accounting, where percentage is based on the actual costs incurred to date compared to total estimated costs on the contract. Losses on contracts, if any, are recognized in the period when first identified and measurable. The eCalton technical staffing division derives its revenues from providing technical staffing services principally to business customers. This division recognizes revenues when earned at the time the staffing services are rendered to clients.

IGP - Revenues of IGP are derived from services provided principally to business customers under consulting agreements. Revenues on these contracts are recorded when earned and collectible, which occurs once IGP consulting services have been rendered.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of demand deposits and highly liquid money market funds. Cash and cash equivalents includes $1,903,000 that is restricted solely to the operations of IGP. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

INVESTMENTS

The Company classifies all short-term equity investments as available-for-sale securities. Such investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) in shareholders' equity.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


Realized gains and losses, and declines in value judged to be other than temporary, are included in the caption "Loss on Securities" (see Note 2). The Company classifies debt-type investments for which it has a positive intent and ability to hold to maturity as held-to-maturity investments. Held-to-maturity investments are recorded and measured at amortized cost.

DERIVATIVE INSTRUMENTS

In June 1998, the FASB issued Statements on Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Statement generally requires the recognition of all derivatives on Calton's consolidated balance sheet at fair value. In June 1999, the FASB issued Statement of Accounting Standards No. 137, which deferred the effective date of SFAS 133 to all fiscal quarters of the fiscal year beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, an amendment of FASB Statement No. 133, which is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement during the Company's current fiscal year did not have significant effect on results of operations or financial position.

PROPERTY AND EQUIPMENT

Property and equipment, which are carried at cost, are primarily comprised of computer equipment, office furniture and leasehold improvements. Computer equipment is being depreciated using the straight-line method over a useful life of three to four years, office furniture is being depreciated using the straight-line method over five years, and leasehold improvements are being depreciated using the straight-line method over the terms of the respective leases, which range from one to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

The Company periodically performs an assessment of fixed assets and other long-lived assets for indications that the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the assets with expected undiscounted cash flows. If the respective carrying values exceed undiscounted cash flows, the impairment is measured using fair value measures to the extent available, or discounted cash flows. During the fourth quarter of the year ended November 30, 2001, the Company recognized impairment charges amounting to $359,000 related to property and equipment and $119,000 related to goodwill associated with the PrivilegeONE subsidiary. Such impairments arose after the subsidiary failed to meet its revenue projections and when it was further determined by management that the market conditions were not supportive of the subsidiary's ongoing revenue projections. During fiscal 2000, management concluded that goodwill associated with eCalton and PrivilegeONE having a carrying value of $324,000 had been permanently impaired and charged the entire amount to operations.

INCOME TAXES

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

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts receivable and unbilled revenue, other receivables, investments, account payable, accrued expenses and other liabilities. At November 30, 2001 and 2000, the fair value of these instruments approximated their carrying value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PER SHARE COMPUTATIONS

Basic net income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Dilutive income (loss) per share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

The effect of 692,000 stock options and warrants outstanding at November 30, 2001, and 979,000 stock options and warrants outstanding at November 30, 2000, were not included in the calculation of diluted loss per share for 2001 and 2000, as they were antidilutive. The effect of 360,000 stock options outstanding at November 30, 1999 was not included in the diluted earnings per share calculation as they were antidilutive.

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

ADVERTISING EXPENSE

The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $200,000, $86,000 and $16,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statements in order to conform to the current presentation.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


2. NOTES RECEIVABLE, PREFERRED STOCK AND OTHER INVESTMENTS

Investments consists of the following as of November 30, 2001 and 2000:

                                                 2001           2000
                                              ----------      ---------
         AIM Convertible Promissory Note      $  750,000      $      --
         Miresco Preferred Stock                 500,000             --
         CorVu Common Stock                           --             --
                                              ----------      ---------
                                              $1,250,000      $      --
                                              ==========      =========

In September 2001, the Company advanced $750,000 to Automated Information Management, Inc. ("AIM") in exchange for a convertible promissory note (the "AIM Note") and a warrant to acquire 1,059,666 shares of AIM Common Stock at an exercise price of $2.12 per share, which expires in September 2004. The AIM Note is mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company is given notice that the Securities and Exchange Commission has declared a proposed registration of these shares effective. If certain terms and conditions are satisfied, the Company may be required to distribute to the Company's shareholders some of the shares of Common Stock that would be issued upon conversion of the AIM Note which will be considered an ordinary dividend without a cash distribution. AIM is currently in default of its agreement to register the shares and the Company is entitled to demand repayment of the note, which bears interest at a rate of LIBOR plus 1%. AIM, which is based in Houston, Texas, is primarily engaged in the design, engineering, installation and maintenance of telecommunications infrastructure.

In May 2001, IGP purchased 50,000 shares of Miresco Investment Company Series A Preferred Stock for $500,000 which represented less than 20% of Miresco Investment Company's ownership equity on a fully-diluted basis. The Preferred Stock is redeemable by IGP after May 2004 at a formula price and is convertible at anytime into shares of Miresco Common Stock at the Company's option applying a conversion rate of $10 per share.

At November 30, 2001 and 2000 the Company holds 518,000 shares of CorVu Corporation common stock ("CorVu" OTCBB: CRVU). The Company had previously valued and reported these securities based on the closing price of CorVu common stock, as reported on the "Over-the-Counter" Bulletin Board. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has assessed the carrying value of these shares and concluded that the decline in value was other than temporary. This conclusion was based on, among other things, CorVu's financial condition and sustained losses from operations, the low per share value at which CorVu common stock is trading, the Company's inability to liquidate its shares in CorVu, and other factors that management considered relevant under the circumstances. The loss associated with this other-than-temporary impairment amounted to $990,000 for fiscal 2000, and is included on the statement of operations as loss on securities.

In addition to the CorVu loss described above, the fiscal 2000 loss on securities includes a capital loss on the sale of common stock of two publicly traded New York Stock Exchange companies in the amount of $508,000, for which the Company received proceeds in the amount of approximately $1,350,000. The remaining $210,000 of loss on securities resulted from the write off of non-readily marketable securities.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of November 30, 2001 and 2000:

                                                   2001              2000
                                               -----------       -----------
         Computer equipment and furniture      $   880,000       $   670,000
         Leasehold improvements                    162,000           159,000
                                               -----------       -----------
                                                 1,042,000           829,000
         Less: Accumulated depreciation           (401,000)         (191,000)
                                               -----------       -----------
                                               $   641,000       $   638,000
                                               ===========       ===========

Depreciation expense for the years ended November 30, 2001, 2000 and 1999 amounted to $210,000, $179,000 and $20,000, respectively.

4. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2001 and 2000:

                                                        2001            2000
                                                     ----------      ----------
         Accounts payable, trade                     $  185,000      $  414,000
         Accrued expenses                               537,000         937,000
         Payable to a director                          108,000          33,000
                                                     ----------      ----------
                                                        830,000       1,384,000
         Accrued warranty obligations arising
           from the Calton Homes sale (Note 10)         686,000       1,200,000
                                                     ----------      ----------
                                                     $1,516,000      $2,584,000
                                                     ==========      ==========


At November 30, 2000, the accrued warranty obligation arising from the Calton Homes sale was netted against cash held in escrow.


5. MERGER AND ACQUISITION ACTIVITIES

eCALTON.COM, INC. In July 1999, the Company acquired substantially all of the assets of iAW, Inc. an Internet business developer and solutions provider for a cash price of $250,000. The Company conducts the activities associated with acquired business though a wholly owned subsidiary that has changed its name to eCalton.com, Inc. As a result of the acquisition, the Company recorded goodwill in the amount of $237,000, which was originally to be amortized over ten years. However, during fiscal 2000 management concluded that this goodwill had been permanently impaired and charged the entire unamortized balance of goodwill to operations. In conjunction with the acquisition, the Company entered into employment contracts with the three principal officers of eCalton and granted each officer options to acquire 120,000 shares of the Company's common stock at a price of $8.15 per share.

PrivilegeONE In January 2000, the Company acquired a 50.4% collective direct and indirect equity interest (through ownership in a parent company) in PrivilegeONE Networks, LLC. PrivilegeONE was formed in 1999 to develop a customer loyalty program for automobile dealers, including the development of a co-branded credit card. The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 in cash and a five-year warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. As a result of the acquisition, the Company recorded goodwill in the amount of $138,000, which was originally to be amortized over five years. However, during fiscal 2000 management concluded that this goodwill had been permanently impaired and charged the entire unamortized balance of goodwill to operations.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


The warrant became exercisable only if PrivilegeONE surpassed certain specified earnings targets. In addition to its equity interest, the Company agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note that bears interest at the rate of 10% per annum and becomes due in January 2004. The Company entered into agreements with the other owners of PrivilegeONE and its parent company that obliged each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wished to transfer its equity interest.

In February 2001, the Company made an additional $50,000 equity investment in PrivilegeONE that increased its direct and indirect ownership interest to 75.4%. The Company also agreed to lend PrivilegeONE up to an additional $1,450,000 if PrivilegeONE achieved certain milestones related to the development of its proposed credit card program. The Company granted the other owners of PrivilegeONE an option to purchase the interest in PrivilegeONE acquired by the Company in February 2001 at a price of $10,000,000. The Company has the right to designate a majority of the Board of Directors of PrivilegeONE until all loans made to PrivilegeONE by the Company are repaid in full or December 31, 2004, whichever is later. After that time, directors would be elected by the majority vote of the owners of PrivilegeONE based upon their percentage ownership interests.

In May 2001, the Company acquired the remaining minority interests in PrivilegeONE. As consideration for the remaining interest in PrivilegeONE, the Company granted 200,000 options exercisable at $4.02 per share to the minority owners of PrivilegeONE. The options were fully vested, became exercisable six months after the grant date and have a term of five years. The Company applied the purchase method of accounting to record this acquisition of the remaining minority interest and recorded goodwill in the amount of $127,000 based on a Black-Scholes option pricing model with the following assumptions: discount rate of 4.827%; volatility of 80%; option life of five years. The warrant to purchase 240,000 shares of the Company's common stock at a price of $12.50 and the option granted to the owners of PrivilegeONE in February 2001 to purchase their interests back at $10,000,000 were cancelled.

INNOVATION GROWTH PARTNERS In June 2000, the Company acquired a 51% interest in Innovation Growth Partners ("IGP") a newly formed entity established to develop businesses, provide management and consulting services and acquire controlling interests in entrepreneurial and development stage companies.

In exchange for its controlling interest in IGP, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 (the "IGP Note") to the new venture. The IGP Note, which bore interest at a rate equal to prime plus one percent per annum, was to be due in June 2004. Executive management of IGP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. The accounts of IGP have been consolidated along with those of the Company, with the executive management's interest shown as minority interest. Certain owners of IGP have been issued warrants to acquire an aggregate 11.1% interest in IGP at a value to be determined by appraisal if certain events occur, including the completion of a public offering, a merger or other business combination, a change of control of the Company, or if Anthony J. Caldarone ceases to be Chairman of the Company. The original purchase agreement provides that IGP management will be granted options to acquire up to 150,000 shares of Common Stock of the Company at an exercise price of $5.56 per share if IGP surpasses certain specified earnings targets. As of November 30, 2001, such earnings levels had not been achieved.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


In addition to its management and consulting services, IGP also acquires controlling interests in certain entities that it manages and consults with. The first initiative for this line of IGP business was the acquisition of a controlling interest in MindSearch, Inc. ("MindSearch"), a company which developed technology to provide consumer research to businesses on a faster and broader basis than existing research approaches. In August 2000, IGP borrowed $500,000 under the IGP Note to finance the acquisition of the controlling interest in MindSearch. The accounts of MindSearch have been consolidated along with those of the Company.

The pro forma effects on the Company's operations of the above acquisitions for all periods presented were not material.

6. SHAREHOLDERS' EQUITY ACTIVITY

The Company's Certificate of Incorporation, as amended, provides for 10,740,000 authorized shares of Common Stock (par value $.05 per share), 520,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 2,000,000 shares of Class A Preferred Stock (par value $.10 per share), 1,000,000 shares of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

CASH DIVIDEND

On May 31, 2001, the Company's Board of Directors declared a liquidating dividend of $5.00 per share to all shareholders of record on June 20, 2001, payable on July 5, 2001. The total amount distributed pursuant to the dividend was approximately $22,375,000. The dividend has been characterized as a liquidating dividend, as it is considered a return of capital rather than a distribution of retained earnings. Consequently, the consolidated balance sheet and statement of shareholders' equity reflect a reduction of additional paid-in capital, rather than a reduction of retained earnings.

STOCK REPURCHASE PROGRAM

During 1998 the Company commenced a stock repurchase program covering up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. Treasury stock is recorded at cost as a reduction of shareholders' equity. During the fiscal years ended November 30, 2001, 2000, and 1999, the Company purchased 167,000, 235,000 and 1,380,000 shares of common stock for $415,000, $1,051,000 and $8,583,000, respectively.

STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

In May 1993, the Company adopted the Calton, Inc. 1993 Non-Qualified Stock Option Plan (the "1993 Plan") under which a total of 299,000 shares of Common Stock were reserved for issuance. Under the terms of the 1993 Plan, options may be granted at an exercise price designated by the Board of Directors. The options granted under the 1993 Plan vest in equal installments over a three-year period. The exercise price of outstanding options at November 30, 2001 under the 1993 Plan is $6.10 per share. Options granted under the 1993 Plan have a maximum term of ten years, with a weighted average remaining contractual life of 7.1 years at November 30, 2001

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


In April 1996, the Company's shareholders approved the Company's 1996 Equity Incentive Plan (the "1996 Plan") under which a total of 400,000 shares of Common Stock were reserved for issuance. Under the terms of the 1996 Plan, options may be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant (110% of such fair market value in the case of an incentive stock option granted to a 10% shareholder). The exercise prices of outstanding options under this plan at November 30, 2001 range from $5.45 to $13.90 per share with vesting ranging from one to five years. The exercise period is up to ten years, with a weighted average remaining contractual life of
8.1 years at November 30, 2001.

In April 2000, the Company's shareholders approved the Company's 2000 Equity Incentive Plan (the "2000 Plan") under which a total of 800,000 shares of Common Stock were reserved for issuance. Under the terms of the 2000 Plan, options may be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant (110% of such fair market value in the case of an incentive stock option granted to a 10% shareholder). Generally, the options granted under the 2000 Plan vest in equal installments over a five-year period. The exercise prices of outstanding options under this plan at November 30, 2001 range from $0.80 to $4.12 per share. The exercise period is up to ten years, with a weighted average remaining contractual life of 9.6 years at November 30, 2001.

At November 30, 2001 there were 100,040 options exercisable under all plans in the aggregate with a weighted average exercise price of $6.91. Stock option activity under each of these Plans is summarized as follows (shares in thousands):


                                               2000           1996           1993                      Weighted Average
                                               Plan           Plan           Plan          Total        Exercise Price
                                               ----           ----           ----          -----       ----------------
Options outstanding November 30, 1998            --            276            135            411           $    1.99
Granted                                          --             17            120            137           $    6.05
Exercised                                        --           (104)           (72)          (176)          $    2.07
                                               ----           ----           ----           ----
Options outstanding November 30, 1999            --            189            183            372           $    3.44

Granted                                          49             75             43            167           $   10.29
Forfeited                                        (2)            (6)            --             (8)          $   10.85
Exercised                                        --            (29)           (43)           (72)          $    2.00
                                               ----           ----           ----           ----
Options outstanding November 30, 2000            47            229            183            459           $    6.04

Granted                                         359             --             --            359           $    3.31
Forfeited                                       (45)           (30)            --            (75)          $    3.75
Exercised                                      (241)          (147)           (63)          (451)          $    3.32
                                               ----           ----           ----           ----
Options outstanding November 30, 2001           120             52            120            292           $    5.89
                                               ====           ====           ====           ====



                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


The following table summarizes information for options outstanding and exercisable at November 30, 2001:


                          Options and Warrants Outstanding                                       Exercisable
       -----------------------------------------------------------------------       ----------------------------------
            Range of                          Weighted Avg.     Weighted Avg.                             Weighted Avg.
            Prices           Number            Remaining Life   Exercise Price            Number         Exercise Price
       ----------------- ---------------       --------------   --------------       -------             --------------
       $       0.01-1.00          70,000        9.75 yrs.       $       0.83              -               $       0.83
               4.01-5.00          50,200        4.50 yrs.               4.12              40                      4.09
               5.01-6.00           4,000        2.50 yrs.               5.45           4,000                      5.45
               6.01-7.00         120,000        7.25 yrs.               6.10          80,000                      6.10
               8.01-9.00           8,000        3.50 yrs.               8.75           8,000                      8.75
             13.01-14.00          40,000        8.25 yrs.              13.90           8,000                     13.90
                                 -------        --------         -----------         -------              ------------
       $      0.01-14.00         292,200        7.35 yrs.       $       5.63         100,040              $       6.91
                                 =======        =========       ============         =======              ============



In July 1999, the Company entered into employment agreements with three officers of eCalton pursuant to which each have been granted options to acquire 120,000 shares of the Company's Common Stock, or an aggregate of 360,000 shares. The non-qualified stock options granted have terms similar to the 1996 Equity Incentive Plan, vest in three equal annual installments beginning July 19, 2000, and have a term of ten years. The exercise price is $8.15 per share. During 2000 one of these officers resigned and, as a result, forfeited 80,000 of the non-plan options, which had not yet vested. During 2001 a second officer resigned, but remained as a Board member and agreed to act as a consultant to the Company. As a result, the Board vested the remaining 80,000 options in return for his consulting services, which resulted in a charge of $367,000. During 2001 the last of these officers resigned and, as a result, forfeited 80,000 of the options, which had not yet vested. As of November 30, 2001, 200,000 of the options issued in July 1999 remain outstanding.

As more fully discussed in Note 5, during May 2001, the Company granted options to purchase 200,000 shares of Common Stock in connection with the acquisition of the minority interest in PrivilegeONE. In addition, as also discussed in Note 5, the Company is required to issue stock options to purchase 150,000 shares to IGP management if certain earnings levels are achieved. Such earnings levels had not been achieved as of November 30, 2001.

The Company accounts for employee stock option plans under APB 25. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methods prescribed under FAS 123, the Company's net income (loss) would have been (increased) decreased by approximately ($550,000) ($269,000) and $551,000 for years ended November 30, 2001, 2000 and 1999, respectively. On a pro forma basis, income (loss) per share would have been (increased) decreased by ($0.13), ($.06) and $0.02 per share for 2001, 2000 and 1999, respectively. The estimated weighted average grant date fair value of the options granted in the years ended November 30, 2001, 2000 and 1999 is $2.67, $7.34 and $6.05, respectively, using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of .8, risk-free interest rate of 4.88% in 2001, 6.54% in 2000 and 4.56% in 1999, assumed forfeiture rate as they occur, and an expected life of 6.0, 5.8 and 3.0 years at November 30, 2001, 2000 and 1999, respectively. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income or loss for future years.

In July 2000 the Company's Board of Directors repriced 92,000 options held by current employees of the Company. The options were repriced to $4.50 per share, and had exercise prices ranging from $6.10 to

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


$12.65 prior to the repricing. The effect of repricing options can trigger compensation expense to the extent that the fair value of the Company's common stock exceeds the new price of the options until the date they are exercised or expire. In 2001 no compensation expense was recognized as all of the options were exercised. In 2000 no compensation expense was recognized as a result of the repricing, as the price of the Company's stock did not close above $4.50 at the end of any reporting period.

Effective November 30, 2000 the Board of Directors of the Company adopted an Employee Stock Purchase Plan (the "Plan"), which was approved by the shareholders of the Company at the Company's 2001 Annual Meeting of Shareholders. Initially, 175,000 shares of the Company's Common Stock were reserved for issuance under the Plan. This initial number automatically increases on January 1 of each year by the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the prior year or (ii) 75,000 shares. Offering periods are determined by the Compensation Committee, with a maximum offering period not to exceed twenty-four months. Under the terms of the Plan, the option price per share is the lesser of (i) 85% of the average market price of the common stock on the first business day of the offering period, or (ii) 85% of the average market price of the common stock on the last business day of the payment period. The first offering period under the plan ended on December 31, 2001.

In February 1999, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. Under the Rights Plan, each Right represents the right to purchase from the Company one one-hundredth (1/100th) of a share of Class A Preferred Stock Series One (the "Preferred Stock") at a price of $5.50 per one one-hundredth (1/100th) of a share. Each one one-hundredth (1/100th) of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's Common Stock. The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of Common Stock for each Right (other than Rights held by such person or group). The Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be redeemed by the Company at a price of $.01 per Right.

SALES OF SUBSIDIARY EQUITY

During the fourth quarter of 2001, MindSearch (a subsidiary in which IGP holds a controlling interest) sold certain previously unissued equity interests for an aggregate of $1,000,000. Of this amount, IGP purchased $250,000 of the interests and unrelated third parties purchased $750,000 of the interests. In connection with the sales of interests to unrelated third parties, IGP recorded a gain of $357,000, which was the amount in excess of its carrying value in MindSearch upon completion of the offering.

CLASS B MEMBERSHIP INTERESTS

During the fourth quarter of 2001, IGP (a 51% subsidiary of Calton) sold Class B Membership Interests in the limited liability corporation for $1,400,000. Of this amount, Calton purchased $1,100,000 and maintained

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


its overall 51% interest. Officers of IGP purchased the $300,000 balance of these membership interests. Unlike the initial membership interests in IGP, Class B Membership Interests have repayment rights and obligations. As such, the Company has recorded these membership interests that were issued to other than the Company outside of shareholders' equity in the 2001 balance sheet in a manner similar to that of a mandatorily redeemable security.

7. INCOME TAXES

The income tax (expense) benefit consisted of the following for the years ended November 30, 2001, 2000, and 1999:


                                                     2001                2000                  1999
                                                 -----------          -----------           -----------
Federal income taxes:
     Current                                              --          $   605,000           $   (15,000)
     Deferred                                    $   615,000              (84,000)               28,000
     Provision in lieu of taxes                           --                   --            (2,928,000)
State income taxes:
     Current                                              --              (26,000)              (28,000)
     Provision in lieu of taxes                           --                   --              (310,000)
                                                 -----------          -----------           -----------
Total federal and state income taxes                 615,000              495,000            (3,253,000)

Discontinued operations                                   --               84,000              (373,000)
Provision in lieu of taxes-Calton Homes                   --                   --             3,173,000
                                                 -----------          -----------           -----------
                                                 $   615,000          $   579,000           $  (453,000)
                                                 ===========          ===========           ===========


The federal net operating loss carryforward for tax purposes is approximately $22,800,000 at November 30, 2001 and $21,200,000 at November 30, 2000. The
Company's ability to utilize its deferred tax assets including the federal net operating loss carryforwards, created prior to November 21, 1995 to offset future income is limited to approximately $1,127,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. The limitation has been reduced by approximately $500,000 per year as a result of the terms of the sale of Calton Homes. These federal carryforwards will expire between 2007 and 2020.

During fiscal 2001 and 2000, the Company received federal income tax refunds in the amount of $362,000 and $1,298,000, respectively, resulting from the carryback of certain losses to years in which the Company paid income taxes.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


The following schedule reconciles the income tax (expense) benefit at the federal statutory rate (34%) to the effective rate:


                                                             2001                2000                   1999
                                                         -----------           -----------           -----------
(Provision) benefit using statutory rate                 $ 1,967,000           $ 2,266,000           $(2,758,000)
Expenses for which deferred taxes cannot be
   currently recognized, principally the change
   in the valuation allowance                             (1,352,000)           (1,851,000)                   --
Expenses for which deferred taxes can
    be currently recognized                                       --                    --                37,000
State tax benefit                                                 --               (26,000)             (594,000)
State tax reserves                                                --                    --               550,000
Expenses for which no tax benefit is available                    --               (15,000)             (488,000)
Other                                                             --               121,000                    --
                                                         -----------           -----------           -----------
                                                             615,000               495,000            (3,253,000)
Discontinued operations                                           --                84,000              (373,000)
Provision in lieu of taxes-Calton Homes                           --                    --             3,173,000
                                                         -----------           -----------           -----------
                                                         $   615,000           $   579,000           $  (453,000)
                                                         ===========           ===========           ===========


Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of November 30, 2001 and 2000 are as follows:


                                                                Deferred Tax Assets (Liabilities)
                                               Continuing Operations                          Combined Operations
                                        -----------------------------------           -----------------------------------
                                             2001                  2000                  2001                    2000
                                        ------------           ------------           ------------           ------------
Federal net operating losses            $  7,751,000           $  7,214,000           $  7,751,000           $  7,214,000
State net operating losses                 2,159,000              2,023,000              2,580,000              2,444,000
Intangible assets                          1,500,000                603,000              1,500,000                603,000
Deferred state taxes                         508,000                177,000                592,000                368,000
Depreciation                                  78,000                  9,000                 78,000                  9,000
Litigation reserve                                --                     --                 12,000                188,000
Stock compensation                                --                     --                179,000                179,000
Joint venture income                              --                     --                 93,000                 93,000
Other                                        419,000                 85,000                441,000                333,000
                                        ------------           ------------           ------------           ------------
                                          12,415,000             10,111,000             13,226,000             11,431,000
Less: Valuation allowances and
      reserves                           (12,902,000)           (10,852,000)           (13,713,000)           (12,172,000)
                                        ------------           ------------           ------------           ------------
Net deferred taxes                      $   (487,000)          $   (741,000)          $   (487,000)          $   (741,000)
                                        ============           ============           ============           ============




8. INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. As of November 30, 2001 the Company operates in three business segments, as follows.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


INTERNET DEVELOPMENT AND STAFFING - eCALTON

eCalton provides Internet strategy consulting services and develops comprehensive Internet-based solutions for its clients. eCalton's mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. The division provides their services to small and medium size companies in various industries, as well as one prime vertical market - the Homebuilding industry. eCalton also operates a technology based consulting and staffing operation specializing in network design and management. Through this technical staffing division, eCalton assists clients in managing and improving their IT systems and networks. This division operates in the Houston, Texas market.

CREDIT CARD LOYALTY BUSINESS - PrivilegeONE

PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending Program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit card and membership cards. To introduce the program, PrivilegeONE elected the initial target customer base of automobile dealers throughout the United States.

CORPORATE AND CONSULTING - CALTON, INC. AND INNOVATION GROWTH PARTNERS

IGP was established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in businesses that they consult and manage. The Company recognized revenues in the Corporate and Consulting Services division from the purchaser in the amount of $1,300,000, $1,300,000 and $1,194,000 for the years ended November 30, 2001, 2000 and 1999, respectively. These amounts represented 25%, 37% and 88% of consolidated net revenues in 2001, 2000 and 1999.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


Operating results, by segment, for the years ended November 30, 2001, 2000 and 1999 are as follows (in thousands):


                                                             Fiscal Year ended November 30, 2001
                                             -----------------------------------------------------------------
                                              Internet          Credit Card      Corporate and
                                             Development          Loyalty          Consulting           Total
                                             & Staffing          Business           Services           Company
                                             -----------        -----------      -------------         --------
Total revenues                                $  3,908           $     --           $  1,391           $  5,299
Total cost of revenues                           2,420                 --                 --              2,420
Depreciation and amortization                      132                  5                 81                218
Interest income                                     --                 --              1,072              1,072
Loss from operations                            (1,399)            (3,012)            (1,431)            (5,842)
Benefit for income taxes                            --                 --               (615)              (615)
Net loss                                        (1,399)            (3,012)              (628)            (5,039)
Total assets                                  $    562           $     18           $  9,233              9,813




                                                             Fiscal Year ended November 30, 2000
                                             -----------------------------------------------------------------
                                              Internet          Credit Card      Corporate and
                                             Development          Loyalty          Consulting           Total
                                             & Staffing          Business           Services           Company
                                             -----------        -----------      -------------         --------
Total revenues                                $  2,045           $     --           $  1,489           $  3,534
Total cost of revenues                           1,514                 --                 --              1,514
Depreciation and amortization                      109                 26                 91                226
Interest income                                     --                 --              2,144              2,144
Loss from operations                            (2,910)            (1,709)            (1,582)            (6,201)
Benefit for income taxes                            --                 --               (579)              (579)
Net loss                                        (2,911)            (1,859)            (1,126)            (5,896)
Total assets                                  $  1,172           $     39           $ 33,889           $ 35,100




                                                             Fiscal Year ended November 30, 1999
                                             -----------------------------------------------------------------
                                              Internet          Credit Card      Corporate and
                                             Development          Loyalty          Consulting           Total
                                             & Staffing          Business           Services           Company
                                             -----------        -----------      -------------         --------
Total revenues                                $    157           $     --           $  1,194           $  1,351
Total cost of revenues                             116                 --                 --                116
Depreciation and amortization                       14                 --                  3                 17
Interest income                                     --                 --              1,845              1,845
Income (loss) from operations                     (427)                --              1,541              1,114
Provision (benefit) for income taxes              (171)                --                624                453
Net income (loss)                                 (256)                --              5,095              4,839
Total assets                                  $    464           $     --           $ 39,977           $ 40,441


                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


9. DISCONTINUED OPERATIONS

On December 31, 1998, the Company completed the sale of Calton Homes. The sales price for the stock of Calton Homes was $48,100,000 plus certain post-closing adjustments. In fiscal 1999, the Company recorded a pretax gain of $7,591,000 on the sale. Cash proceeds from the sale were approximately $43,440,000, net of the $4,040,000 remaining holdback and $1,800,000 cash received from closing adjustments. No tax liability resulted from the sale since the transaction resulted in a capital loss for tax purposes. However, a provision in lieu of taxes was recorded for financial reporting purposes in fiscal 1999 in the amount of $3,173,000 related to the sale transaction. The gain was subject to a $5,200,000 holdback (see Note 10) of which $700,000 was refunded to the purchaser, out of the General Indemnification Funds and included as part of the gain, and $592,000 was received by the Company pursuant to the terms of the indemnification agreement. Further decreases to the escrows held for indemnifications, if any, have and will be recorded as an adjustment to the gain from the sale of Calton Homes. In fiscal 2000, the Company recorded a provision of approximately $650,000 against the previously recognized gain on sale of $7,591,000. The Company entered into an agreement to provide consulting services to the purchaser that required payments to the Company of $1,300,000 per year over a three-year period, which ended on December 31, 2001.

Results of operations from discontinued operations are as follows (amounts in thousands):

                                                           Years ended
                                                           November 30,
                                                      --------------------
                                                        2000        1999
                                                      -------      -------
Revenues                                              $    --      $ 6,763
                                                      =======      =======

Cost of revenues                                           --        5,858
Selling, general and administrative                        84        1,518
                                                      -------      -------
                                                           84        7,376
Loss from operations before income taxes                  (84)        (613)
Provision (benefit) for income taxes                       --         (373)
                                                      -------      -------
Net loss from discontinued operations                 $   (84)     $  (240)
                                                      =======      =======


10. COMMITMENTS AND CONTINGENT LIABILITIES

CONTINGENT LIABILITY ARISING FROM DISCONTINUED OPERATION

The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally related to certain limited warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of November 30, 2001, approximately $86,000 remained in escrow. In connection with the sale, the Company has recorded a reserve of $686,000 and $1,200,000 at November 30, 2001 and 2000, respectively (see Note 4) representing its best estimate of its future obligations related to the remaining warranty claims.

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

AGREEMENT WITH FLEET

The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. PrivilegeONE has not yet generated revenues and thus the Company has not yet established the contingency reserve. Under the terms of the agreement, the Company is required to reimburse Fleet for the cost of Fleet's software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of November 30, 2001, the Company had reimbursed Fleet $221,000 for its software and development costs.

LEASES

The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30, are as follows:

           2002                                      $    175,000
           2003                                            97,000
           2004                                            82,000
           2005                                            68,000
                                                     ------------
           Total                                     $    422,000
                                                     ============

Rent expense for the years ended November 30, 2001, 2000 and 1999 amounted to $354,000, $247,000 and $45,000, respectively.

                                  CALTON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999


11. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

Quarterly financial results for the years ended November 30, 2001 and 2000 are as follows (amounts in thousands except per share items):


                                                                   Three Months Ended
                                                -------------------------------------------------------------
                                                Feb. 28,          May 31,          Aug. 31,          Nov. 30,
                                                  2001             2001              2001              2001
                                                -------           -------           -------           -------
Revenues                                        $ 1,516           $ 1,438           $ 1,328           $ 1,017
                                                =======           =======           =======           =======
Net loss from continuing operations                (870)           (1,355)           (1,463)           (1,351)
                                                -------           -------           -------           -------
Net loss                                        $  (870)          $(1,355)          $(1,463)          $(1,351)
                                                =======           =======           =======           =======

Net loss per share
    Basic                                       $ (0.21)          $ (0.32)          $ (0.33)          $ (0.31)
    Diluted                                     $ (0.21)          $ (0.32)          $ (0.33)          $ (0.31)


                                                                   Three Months Ended
                                                -------------------------------------------------------------
                                                Feb. 29,          May 31,          Aug. 31,          Nov. 30,
                                                  2000             2000              2000              2000
                                                -------           -------           -------           -------
Revenues                                        $   553           $   655           $ 1,064           $ 1,262
                                                =======           =======           =======           =======
Net loss from continuing operations              (1,063)             (678)           (1,349)           (2,068)
Net loss from discontinued operations                --                --                --               (84)
Net loss from the sale of Calton Homes               --                --                --              (654)
                                                -------           -------           -------           -------
Net loss                                        $(1,063)          $  (678)          $(1,349)          $(2,806)
                                                =======           =======           =======           =======

Net loss per share
    Basic                                       $ (0.25)          $ (0.16)          $ (0.32)          $ (0.65)
    Diluted                                     $ (0.25)          $ (0.16)          $ (0.32)          $ (0.65)


                                   SCHEDULE II
                          CALTON, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in Thousands)


                                                                            Additions
                                                                       ----------------------
                                                        Balance at     Charged to  Charged to                        Balance at
                                                        Beginning      Costs and     Other                              End
Description                                              of Year        Expenses     Accounts       Deductions         of Year
-----------                                              --------      ---------   ----------     -------------      -----------
Year ended November 30, 1999:

   Inventory valuation reserves                          $   255        $    --        $ --        $        100        $   155
                                                         =======        =======        ====        ============        =======

   Valuation allowance for net deferred tax asset        $13,541        $    --        $ --        $ 4,736 (a)         $ 8,805
                                                         =======        =======        ====        ============        =======

Year ended November 30, 2000:

   Allowance for doubtful accounts                       $    --        $   122        $ --        $         --        $   122
                                                         =======        =======        ====        ============        =======

   Inventory valuation reserves                          $   155        $   108        $ --        $         --        $   263
                                                         =======        =======        ====        ============        =======

   Valuation allowance for net deferred tax asset        $ 8,805        $ 1,864        $ --        $         --        $10,669
                                                         =======        =======        ====        ============        =======

Year ended November 30, 2001:

   Allowance for doubtful accounts                       $   122        $   376        $--        $         94        $   404
                                                         =======        =======        ===        ============        =======

   Inventory valuation reserves                          $   263        $    --        $--        $        263        $    --
                                                         =======        =======        ===        ============        =======

   Valuation allowance for net deferred tax asset        $10,669        $ 2,557        $--        $         --        $13,226
                                                         =======        =======        ===        ============        =======


-------------------------

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

3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1997, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on February 2, 1999, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1998, and Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State, State of New Jersey on May 30, 2000, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.

3.2      By Laws of Registrant, as amended, incorporated by reference to Exhibit
         3.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1998.

4.1 Option to Purchase Common Stock dated May 10, 2001 issued to Steven R. Tetreault, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

4.2 Option to Purchase Common Stock dated May 10, 2001 issued to Thomas E. Van Fechtmann, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

4.3 Option to Purchase Common Stock dated May 10, 2001 issued to Thomas Corley, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

4.4 Rights Agreement dated February 1, 1999 by and between the Registrant and First City Transfer Company as Rights Agent, including forms of Rights Certificate and Election to Purchase included as Exhibit B thereto, incorporated by reference to Exhibit 1 to Form 8-A Registration Statement of Registrant filed with the Securities and Exchange Commission on February 2, 1999.

10.1 1996 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.(*)

10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995.(*)

10.4     Incentive Compensation Plan of Registrant, incorporated by reference to
         Exhibit 10.4 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.(*)

10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to
         Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999 and Second Amendment to Executive Employment Agreement dated as of October 17, 2001(**).

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

         These documents have not been filed.(*)

10.11 Employment Agreement dated as of July 19, 1999 between eCalton.com, Inc. and Kenneth D. Hill, incorporated by reference to Exhibit 10.2 to Form 10-K of Registrant for the fiscal year ended November 30, 1999. (**)

10.12    Employee Stock Purchase Plan, incorporated by reference to Exhibit
         10.12 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.

10.13 Operating Agreement of PrivilegeONE Networks, LLC, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.14 Amendment No. 1 to Operating Agreement of PrivilegeONE Networks, LLC, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.15 Promissory Note issued by PrivilegeONE Networks, Inc. dated January 27, 2000, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.16 Amendment No. 1 to Promissory Note issued by PrivilegeONE Networks, Inc., incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.17 Assignment and Assumption Agreement dated January 27, 2000 between PrivilegeONE Networks, LLC and PrivilegeONE Networks, Inc., incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.18 Second Promissory Note dated February 9, 2001 issued by PrivilegeONE Networks, LLC, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.19 Operating Agreement of Innovation Technology Partners, LLC, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.20 Revolving Promissory Note dated June 19, 2000 issued by Innovation Technology Partners, LLC, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.21 Consulting Agreement dated July 17, 2000 between the Registrant and Robert E. Naughton, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.22 Amendment No. 1 to Operating Agreement of Innovation Growth Partners LLC, incorporated by reference to exhibit filed with Registrant's Report on Form 10-Q for fiscal quarter ended August 31, 2001.

10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc.

21.      Subsidiaries of the Registrant.

23.1     Consent of Aidman, Piser & Company, P.A.

23.2     Consent of PricewaterhouseCoopers LLP.


(*) Constitutes a compensatory plan required to be filed by an exhibit pursuant to Item 14(c) of Form 10-K.

(**) Constitutes a management contract required to be filed pursuant to Item 14(c) of Form 10-K.