Form 10-Q
period 2002-02-28
CALTON INC
filed 2002-04-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2002

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

                         Registrant's telephone number,
                       including area code: (772) 794-1414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of March 31, 2002, 4,467,627 shares of Common Stock were outstanding.

                          CALTON, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                   Page No.
                                                                                                   --------
PART I.   FINANCIAL INFORMATION


          Item 1.    Financial Statements

                     Consolidated Balance Sheets at
                     February 28, 2002 (Unaudited) and November 30, 2001.........................     3

                     Consolidated Statements of Operations (Unaudited) for the
                     Three Months Ended February 28, 2002 and February 28, 2001..................     4

                     Consolidated Statements of Cash Flows (Unaudited) for the
                     Three Months Ended February 28, 2002 and February 28, 2001..................     5

                     Notes to Consolidated Financial Statements..................................     6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................     11


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings...........................................................     13

          Item 6.    Exhibits and Reports on Form 8-K............................................     13

SIGNATURES.......................................................................................     14


Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption "certain risks" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2001 and under the caption "Factors Affecting Calton, Inc.'s Operating Results, Business Prospects and Market Price of Stock" in this report.

ITEM 1:  FINANCIAL STATEMENTS

                          CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                     February 28,         November 30,
                                                                                         2002                 2001
                                                                                     ------------         ------------
                                                                                     (Unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                                                   $  5,408,000         $  7,139,000
         Cash held in escrow                                                               86,000               86,000
         Accounts receivable, net of allowance for doubtful accounts of
              $404,000 at February 28, 2002 and November 30, 2001                         278,000              510,000
         Prepaid expenses and other current assets                                        254,000              187,000
                                                                                     ------------         ------------
             Total current assets                                                       6,026,000            7,922,000

         Investments                                                                      500,000            1,250,000
         Property and equipment, net                                                      837,000              641,000
                                                                                     ------------         ------------
             Total assets                                                            $  7,363,000         $  9,813,000
                                                                                     ============         ============

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY
         Accounts payable, accrued expenses and other liabilities                    $  1,420,000         $  1,516,000
         Deferred taxes                                                                   487,000              487,000
                                                                                     ------------         ------------
             Total current liabilities                                                  1,907,000            2,003,000
                                                                                     ------------         ------------

         Minority interest                                                                 59,000              293,000
         Minority class B membership interest                                             300,000              300,000

         Commitments and Contingencies                                                         --                   --

SHAREHOLDERS' EQUITY
         Preferred Stock                                                                       --                   --
         Common stock, $.05 par value, 10,740,000 shares authorized;
             4,470,000 and 4,417,000 shares outstanding at February 28, 2002
             and November 30, 2001, respectively                                          222,000              221,000
         Additional paid-in capital                                                    13,144,000           13,134,000
         Retained earnings                                                              1,869,000            4,016,000
         Less cost of shares held in treasury, 1,747,000 and 1,782,000 shares
             as of February 28, 2002 and November 30, 2001, respectively              (10,138,000)         (10,154,000)
                                                                                     ------------         ------------
             Total shareholders' equity                                                 5,097,000            7,217,000
                                                                                     ------------         ------------
             Total liabilities, minority interest and shareholders' equity           $  7,363,000         $  9,813,000
                                                                                     ============         ============



                 See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002                2001
                                                     -----------         -----------
Revenue
     Technical staffing services                     $   393,000         $   654,000
     Homebuilding consulting fees                        108,000             325,000
     Website design and implementation                   127,000             507,000
     Other                                                 5,000              30,000
                                                     -----------         -----------
                                                         633,000           1,516,000
                                                     -----------         -----------
Costs and expenses
     Project personnel and expenses                      412,000             606,000
     Selling, general and administrative               1,922,000           2,346,000
                                                     -----------         -----------
                                                       2,334,000           2,952,000
                                                     -----------         -----------
Loss from operations                                  (1,701,000)         (1,436,000)

Other (expense) income
     Interest income                                      38,000             478,000
     Gain on securities                                   32,000                  --
     Impairment of Note Receivable                      (750,000)                 --
                                                     -----------         -----------
Loss before minority interest                         (2,381,000)           (958,000)

Minority interest                                       (234,000)            (88,000)
                                                     -----------         -----------

Net loss                                             $(2,147,000)        $  (870,000)
                                                     ===========         ===========

Basic and diluted loss per share                     $     (0.48)        $     (0.21)
                                                     ===========         ===========
Weighted average number of shares outstanding
         Basic and diluted                             4,445,000           4,137,000





                 See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                      CONOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)



                                                                         2002                 2001
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (2,147,000)        $   (870,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities
     Minority interest                                                   (234,000)             (88,000)
     Provision for uncollectible receivables                                   --              226,000
     Depreciation and amortization                                         36,000               92,000
     Increase (decrease) in accounts receivable                           232,000             (203,000)
     Decrease (increase) in prepaid expenses and other assets             (67,000)             (28,000)
     Increase (decrease) in accounts payable, accrued
         expenses and other liabilities                                   (96,000)            (227,000)
     Impairment of note receivable                                        750,000                   --
     Directors fees, non-cash                                              11,000                   --
                                                                     ------------         ------------
Net cash used in operating activities                                  (1,515,000)          (1,098,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Receipts (payments) on holdback claims                                    --             (232,000)
     Sale of available for sale securities                                 32,000                   --
     Acquisition of business, net of cash acquired                             --                   --
     Purchase of property and equipment                                  (236,000)             (31,000)
                                                                     ------------         ------------
Net cash (used in) provided by investing activities                      (204,000)            (263,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock repurchase                                                     (12,000)            (372,000)
     Receipts from stock issued in ESPP                                    28,000                   --
     Issuance of treasury shares in ESPP                                  (28,000)                  --
     Stock options exercised                                                   --              219,000
                                                                     ------------         ------------
Net cash (used in) provided by financing activities                       (12,000)            (153,000)

Net (decrease) increase in cash and cash equivalents                   (1,731,000)          (1,514,000)
Cash and cash equivalents at beginning of period                        7,139,000           32,190,000
                                                                     ------------         ------------
Cash and cash equivalents at end of period                           $  5,408,000         $ 30,676,000
                                                                     ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                          $         --         $         --
     Cash paid for income taxes                                      $         --         $      8,000





                 See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 28, 2002, and the results of operations and cash flows for the three months ended February 28, 2002 and February 28, 2001 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2002. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.

Certain reclassifications have been made to prior years' financial statements in order to conform with current year presentation.

2. LIQUIDITY

The Company has incurred an operating loss of $2,147,000 for the quarter ended February 28, 2002. However, with the principal operating companies in a more developed state at the end of the current fiscal quarter compared with earlier periods, management believes that cash on hand as of February 28, 2002, will be sufficient to support consolidated operations of the Company for fiscal 2002. However, it is anticipated that the Company's cash flow from operations during fiscal 2002, combined with the operations of its operating subsidiaries, eCalton.com, Inc. ("eCalton"), PrivilegeONE, LLC ("PrivilegeONE") and Innovation Growth Partners, LLC ("IGP") will continue to utilize cash during 2002 as those operations execute the strategies identified in their business plans. If the subsidiaries do not achieve success in executing their business plans in fiscal 2002, management may be required to curtail certain operating activities, discontinue one or more of the subsidiaries, dispose of assets, or seek additional capital in fiscal 2003 to fund operations. As further discussed in
Note 9, the Company discontinued the operations of MindSearch in March 2002. MindSearch contributed $216,000 of the net loss for the period ending February 28, 2002 (none during the fiscal quarter ended February 28, 2001), after giving effect to minority interests. The discontinuance of MindSearch will reduce the Company's operating expenses and cash outflows. No assurance can be given that additional capital will be available, if required, to sustain operations.

3. INVESTMENTS

Investments consists of the following as of February 28, 2002 and November 30, 2001:

                                                   Feb. 28,         Nov. 30,
                                                     2002             2001
                                                   --------        ----------

        Miresco Preferred Stock                    $500,000        $  500,000
        AIM Convertible Promissory Note                  --           750,000
                                                   --------        ----------
                                                   $500,000        $1,250,000
                                                   ========        ==========




In September 2001, the Company advanced $750,000 to Automated Information Management, Inc. ("AIM") in exchange for a convertible promissory note (the "AIM Note") and a warrant to acquire 1,059,666 shares of AIM Common Stock at an exercise price of $2.12 per share, which expires in September 2004. The AIM Note is mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company is given notice that the Securities and Exchange Commission has declared a proposed registration of these shares is effective. AIM defaulted on its agreement to register the shares. Management has performed an assessment of the AIM Note and, based upon a review of AIM's operating results, which are materially different than projections provided to management by AIM, now believes that it may not be recoverable. The Company is in negotiations with AIM to restructure the existing obligation, however, the two parties have not reached a mutually agreeable solution. Therefore, the Company has concluded that the AIM Note and Warrant is impaired and has reserved the entire balance in the quarter ended February 28, 2002.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of February 28, 2002 and November 30, 2001:

                                                      Feb. 28,       Nov. 30,
                                                        2002           2001
                                                     ----------     ----------
         Computer equipment and furniture            $  671,000     $  652,000
         Leasehold improvements                         162,000        162,000
         Kiosk design, construction and software        445,000        228,000
                                                     ----------     ----------
                                                      1,278,000      1,042,000
             Less: Accumulated Depreciation            (441,000)      (401,000)
                                                     ----------     ----------
                                                     $  837,000     $  641,000
                                                     ==========     ==========

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following as of February 28, 2002 and November 30, 2001:

                                                   Feb. 28,         Nov. 30,
                                                     2002             2001
                                                  ----------       ----------
        Accounts payable, trade                     $278,000         $185,000
        Accrued expenses                             348,000          537,000
        Payable to a director                        108,000          108,000
                                                  ----------       ----------
                                                     734,000          830,000

        Accrued warranty obligations arising
           from the Calton Homes sale                686,000          686,000
                                                  ----------       ----------
                                                  $1,420,000       $1,516,000
                                                  ==========       ==========




6. SHAREHOLDERS' EQUITY ACTIVITY

STOCK REPURCHASE PROGRAM - During the quarter ended February 28, 2002, the Company repurchased 19,000 shares of its Common Stock in open market purchases for $12,000.

EMPLOYEE STOCK PURCHASE PLAN ("ESPP") - The first offering period for the Company's ESPP ended on December 31, 2001. At that time, 55,000 Common Shares were issued from the Company's Treasury Stock account to participants in the plan. The proceeds received by the Company for the stock purchase were $28,000.

7. SEGMENT REPORTING

As of February 28, 2002, the Company operates in three business segments, as follows:

INTERNET DEVELOPMENT AND STAFFING - ECALTON

eCalton Internet Business Development is an end-to-end solutions provider for Internet Business Development. eCalton Technology Professionals provide technology-based consulting and staffing services specializing in network design and management.

CREDIT CARD LOYALTY BUSINESS - PRIVILEGEONE

PrivilegeONE developed the PrivilegeONE Loyalty Program. The patent pending Program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards.

CORPORATE AND CONSULTING - CALTON, INC. AND INNOVATION GROWTH PARTNERS

IGP provides management and consulting services to entrepreneurial and development stage companies. The Company recognized revenues in the Corporate and Consulting Services division from the purchaser of Calton Homes in the amount of $108,000 and $325,000 for the quarters ended February 28, 2002 and 2001, respectively. The consulting agreement expired on December 31, 2001.

Operating results, by industry segment, for the three months ended February 28, 2002 and 2001 are as follows (in thousands):


                                                       Three months ended February 28, 2002
                                     ----------------------------------------------------------------
                                       Internet        Credit Card     Corporate and
                                      Development        Loyalty         Consulting          Total
                                     and Staffing        Business         Services          Company
                                     ------------      -----------     -------------        --------
Total revenues                         $   520           $    --           $   113           $   633
Total cost of revenues                    (412)               --                --              (412)
Depreciation and amortization              (24)               --               (18)              (42)
Loss from operations                      (319)             (363)           (1,019)           (1,701)
Interest income                             --                --                38                38
Net loss                                  (319)             (363)           (1,465)           (2,147)
Total assets                               535                --             6,828             7,363



                                                       Three months ended February 28, 2002
                                     ----------------------------------------------------------------
                                       Internet        Credit Card     Corporate and
                                      Development        Loyalty         Consulting          Total
                                     and Staffing        Business         Services          Company
                                     ------------      -----------     -------------        --------
Total revenues                         $ 1,161           $    --           $   355           $ 1,516
Total cost of revenues                    (606)               --              1,212              606
Depreciation and amortization              (72)               (2)              (18)              (92)
Loss from operations                      (396)             (425)             (615)           (1,436)
Interest income                             --                --               478               478
Net loss                                  (396)             (425)              (49)             (870)
Total assets                               922                55            32,785            33,762



8. COMMITMENTS AND CONTINGENT LIABILITIES

CONTINGENT LIABILITY ARISING FROM DISCONTINUED OPERATION

The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, including certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of February 28, 2002, approximately $86,000 remained in escrow. The Company has recorded a reserve of $686,000 at February 28, 2002 and November 30, 2001 representing its best estimate of its future obligations related to the remaining warranty claims.

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

AGREEMENT WITH FLEET

The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. PrivilegeONE has not yet generated revenues and thus the Company has not yet established the contingency reserve. Under the terms of the agreement, the Company is required to reimburse Fleet for the cost of Fleet's software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of February 28, 2002, the Company had reimbursed Fleet $221,000 for its software and development costs.

9. SUBSEQUENT EVENT

On March 25, 2002, MindSearch LP ("MindSearch"), a majority-controlled subsidiary of IGP, ceased its operations upon the recommendation of its General Partner and made its technologies available for sale. Net loss attributable to MindSearch, which is included in the Corporate and Consulting Segment, amounted to approximately ($216,000) for the quarter ended February 28, 2002 (none in 2001). The Company will account for MindSearch as a discontinued operation commencing on the March 25, 2002, pursuant to Financial Accounting Standard No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144") (see Note 10). Treatment as a discontinued operation will result in the classification of the MindSearch operations and net assets as a single line item, described as discontinued operations and net assets of discontinued operations, respectively. The Company does not believe that the discontinuance of MindSearch will have a material adverse affect on operations or financial condition.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board Issued Financial Accounting Standard No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS144"). The recent accounting pronouncement replaces FAS121 ACCOUNTING FOR THE

IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS121"), but generally retains its requirements with respect to long-lived assets to be held and used. In addition, the new pronouncement modifies the basic provisions of Accounting Principles Board Opinion No. 30 REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, to allow discontinued operations for a component of an entity, as opposed to a segment. A component of an entity is generally defined as having discrete assets, liabilities and operations. The Company has early adopted FAS144 in the quarter ended February 28, 2002; the pronouncement would have otherwise been effective for the Company's fiscal year ended November 30, 2003. See Note 9 for impending effects of this new pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002 AND 2001 Revenues for the three months ended February 28, 2002 and 2001 were $633,000 and $1,516,000, respectively. Revenues decreased by $217,000 due to the ending of the consulting agreement with the purchaser of Calton Homes in December 2001 and by $261,000 in the technical staffing division due in part to the demand slowing in the Houston market as a result of recent mergers and subsequent layoffs of talented professionals. The website development division's revenues decreased by $380,000 primarily as the result of one large project which existed in the quarter ended February 28, 2001 without any similar project in the most recent quarter.

Project personnel and expenses decreased to $412,000 for the quarter ended February 28, 2002 compared to $606,000 for the quarter ended February 28, 2001. The decrease is due to the lower levels of revenues generated in the technical staffing and website development divisions.

Selling, general and administrative costs for the quarter ended February 28, 2002 were $1,937,000, compared to $2,346,000 for the quarter ended February 28, 2001. The decrease is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the website development subsidiaries. Specifically, both divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the February 28, 2001 quarter.

Interest income has experienced a dramatic decline in 2002 compared to 2001 due to the significant reduction in cash balances during 2002. During the quarter ended August 31, 2001, the Company paid a special dividend in the amount of $22,375,000 to its shareholders.

The impairment of a note receivable in the amount of $750,000 has been incurred in the quarter ended February 28, 2002 without a similar charge in the prior year's quarter. Management has performed an assessment of the AIM Note and, based upon a review of AIM's operating results during the past two quarters, believes that it may not be recoverable. The Company is in negotiations with AIM to restructure the existing obligation, however, the two parties have not reached a mutually agreeable solution. Therefore, the Company has concluded that the entire amount of the AIM Note is impaired.

Minority interest represents the minority shareholders' interest in the net losses of MindSearch.

On March 25, 2002, MindSearch LP ("MindSearch"), a majority-controlled subsidiary of IGP, ceased its operations upon the recommendation of its General Partner and made its technologies available for sale. Net loss attributable to MindSearch, which is included in the Corporate and Consulting Segment, amounted to approximately ($216,000) for the quarter ended February 28, 2002 (none in 2001). The Company will account for MindSearch as a discontinued operation commencing on March 25, 2002, pursuant to Financial Accounting Standard No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (see Note 10 to the financial statements). Treatment as a discontinued operation will result in the classification of the MindSearch operations and net assets as a single line item, described as discontinued operations and net assets of discontinued operations, respectively. The Company currently does not believe that the discontinuance of MindSearch will have a material adverse affect on operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2002, the Company had $5,408,000 of cash and cash equivalents. Due to certain third party funding arrangements at IGP, $1,585,000 of the 2002 balance of cash and cash equivalents is restricted to the operations of IGP.

The Company believes that the current cash on hand will be sufficient to support the operations of the Company and its subsidiaries for fiscal 2002. It is anticipated that the Company's cash flow from operations, combined with the operations of eCalton, PrivilegeONE and IGP will continue to utilize cash until, if ever, those operations execute their strategies identified in their business plans. If the Company's subsidiaries do not achieve success in executing their business plans in the near future, the Company may be required to curtail certain operating activities, dispose of assets or seek additional capital to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

As of February 28, 2002, the Company had repurchased an aggregate of 19,000 shares of treasury stock for a total of $12,000 at an average price of $0.63 per share.

CASH FLOWS FROM INVESTING ACTIVITIES

The Company recorded a $32,000 gain on the sale of available-for-sale securities during the quarter ended February 28, 2002.

The Company's expenditures for property and equipment were $236,000 for the quarter ended February 28, 2002 compared to $31,000 for the quarter ended February 28, 2001. The increase was due to the initial launch of MindSearch.

CASH FLOWS FROM FINANCING ACTIVITIES

During the quarter ended February 28, 2002, the Company repurchased 19,000 shares of its Common Stock for $12,000 compared to the repurchase of 104,000 shares of its Common Stock for $372,000 during the quarter ended February 28, 2001.

During the quarter ended February 28, 2002, the Company received $28,000 in connection with the issuance of 55,000 shares of the Company's Common Stock from treasury under the Company's Employee Stock Purchase Plan. There was no similar occurrence in the quarter ended February 28, 2001.

During the quarter ended February 28, 2001, certain optionholders exercised their options to purchase 121,000 shares of Common Stock from the Company generating proceeds of $219,000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeOne and certain of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in June 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001 due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company intends to vigorously defend the claims which it believes are without merit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A) Exhibits
                  None

          B) Reports on Form 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CALTON, INC.
                                      ------------------------------------------
                                                   (Registrant)


                                      By: /s/ Thomas C. Corley
                                          --------------------------------------
                                          Thomas C. Corley
                                          Acting Chief Financial Officer and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)


Date: April 12, 2002