Form 10-Q
period 2002-05-31
CALTON INC
filed 2002-07-22
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8846

CALTON, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2433361 (IRS Employer Identification Number)

2013 Indian River Blvd. Vero Beach, Florida (Addresses of principal executive offices)	32960 (Zip Code)

Registrant’s telephone number,
including area code: (772) 794-1414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X ]        No  [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   [X ]        No  [  ]

As of July 18, 2002, 4,467,162 shares of Common Stock were outstanding.

CALTON, INC. AND SUBSIDIARIES
INDEX

			Page No.

PART I	Financial Information
	Item 1.	Financial Statements
		Consolidated Balance Sheets at May 31, 2002 (Unaudited) and November 30, 2001	3
		Consolidated Statements of Operations (Unaudited) for the Three Months Ended May 31, 2002 and May 31, 2001	4
		Consolidated Statements of Operations (Unaudited) for the Six Months Ended May 31, 2002 and May 31, 2001	5
		Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended May 31, 2002 and May 31, 2001	6
		Notes to Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
PART II	Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders	17
	Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES			18

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company’s sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption “certain risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

ITEM 1:     FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2002	2001

	(Unaudited)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$4,065,000	$4,715,000
Holdback receivable	87,000	86,000
Accounts receivable, net of allowance for doubtful accounts of $404,000 at May 31, 2002 and November 30, 2001	250,000	479,000
Prepaid expenses and other current assets	174,000	173,000

Total current assets	4,576,000	5,453,000

Investments	—	750,000
Property and equipment, net	285,000	355,000
Assets of discontinued component	—	3,255,000

Total assets	$4,861,000	$9,813,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$1,135,000	$1,423,000
Deferred taxes	487,000	487,000

Total current liabilities	1,622,000	1,910,000

Commitments and contingencies	—	—
Liabilities of discontinued component	—	686,000

Total Liabilities	1,622,000	2,596,000

Shareholders’ Equity
Common stock, $.05 par value, 10,740,000 shares authorized; 4,467,162 and 4,417,000 shares outstanding at May 31, 2002 and November 30, 2001, respectively	221,000	221,000
Additional paid-in capital	13,145,000	13,134,000
Retained earnings	11,000	4,016,000
Less cost of shares held in treasury, 1,746,560 and 1,782,000 shares as of May 31, 2002 and November 30, 2001, respectively	(10,138,000)	(10,154,000)

Total shareholders’ equity	3,239,000	7,217,000

Total liabilities and shareholders’ equity	$4,861,000	$9,813,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended May 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Revenue
Technical staffing services	$322,000	$893,000
Homebuilding consulting fees	—	325,000
Website design and implementation	169,000	217,000
Credit card loyalty program revenue	8,000	—

	499,000	1,435,000

Costs and expenses
Project personnel and expenses	338,000	735,000
Credit card loyalty program direct expenses	2,000	—
Selling, general and administrative	1,242,000	2,048,000

	1,582,000	2,783,000

Loss from operations	(1,083,000)	(1,348,000)
Other (expense) income
Interest income	30,000	367,000
Other income	293,000	—

Loss from continuing operations	(760,000)	(981,000)

Loss from operations of discontinued component	(556,000)	(354,000)
Loss from disposal of discontinued component	(541,000)	—

Net loss	(1,857,000)	(1,335,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.17)	$(0.24)
Loss from discontinued component	(0.25)	(0.09)

Net loss per common share	$(0.42)	$(0.33)

Weighted average number of shares outstanding
Basic and diluted	4,468,000	4,157,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended May 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Revenue
Technical staffing services	$716,000	$1,547,000
Homebuilding consulting fees	108,000	650,000
Website design and implementation	296,000	724,000
Credit card loyalty program revenue	8,000	—

	1,128,000	2,921,000

Costs and expenses
Project personnel and expenses	750,000	1,341,000
Credit card loyalty program direct expenses	2,000	—
Selling, general and administrative	2,497,000	3,986,000

	3,249,000	5,327,000

Loss from operations	(2,121,000)	(2,406,000)
Other (expense) income
Interest income	81,000	844,000
Impairment of note receivable	(750,000)	—
Other income	324,000	88,000

Loss from continuing operations	(2,466,000)	(1,474,000)

Loss from operations of discontinued component	(998,000)	(731,000)
Loss from disposal of discontinued component	(541,000)	—

Net loss	$(4,005,000)	$(2,205,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.55)	$(0.36)
Loss from discontinued component	(0.35)	(0.18)

Net loss from common share	$(0.90)	$(0.54)

Weighted average number of shares outstanding
Basic and diluted	4,454,000	4,147,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Cash flows from operating activities
Net loss	$(4,005,000)	$(2,205,000)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of investment in note receivable	750,000	—
Loss from discontinued component	541,000	—
Minority interest	—	(89,000)
Provision for uncollectible receivables	—	335,000
Depreciation and amortization	71,000	97,000
Non-cash directors fees	11,000	174,000
Changes in operating assets and liabilities:
Accounts receivable	229,000	(455,000)
Prepaid expenses and other assets	(1,000)	(72,000)
Accounts payable, accrued expenses and other liabilities	(331,000)	(325,000)
Assets and liabilities of discontinued component	2,028,000	731,000

Net cash used in operating activities	(707,000)	(1,809,000)

Cash flows from investing activities
Receipts (payments) on holdback claims	(1,000)	1,034,000
Payments for Centex warranty claims	—	(611,000)
Acquisition of business, net of cash acquired	—	5,000
Net proceeds from sales of property and equipment	70,000	84,000

Net cash provided by investing activities	69,000	512,000
Cash flows from financing activities
Repurchase of common stock	(12,000)	(372,000)
Proceeds from issuance of treasury shares	28,000	—
Issuance of treasury shares in ESPP	(28,000)	—
Stock options exercised	—	243,000

Net cash used in financing activities	(12,000)	(129,000)
Net (decrease) increase in cash and cash equivalents	(650,000)	(1,426,000)
Cash and cash equivalents at beginning of period	4,715,000	30,542,000

Cash and cash equivalents at end of period	$4,065,000	$29,116,000

Supplemental Cash Flow Information
Dividend payable		$20,800,000
Goodwill resulting from the issuance of stock options		$127,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of May 31, 2002, and the results of operations and cash flows for the three and six months ended May 31, 2002 and May 31, 2001 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2002. Operating results for the three and six months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.

Certain reclassifications have been made to prior years’ financial statements in order to conform with current year presentation.

2.	Liquidity

The Company has incurred a net loss of $1,857,000 and $4,005,000 for the quarterly and year to date periods ended May 31, 2002, respectively. These amounts include non-recurring losses of $1,097,000 and $1,539,000, respectively, from the operations of a discontinued component (See Note 9). With the disposal of the unprofitable component and the remaining principal operating companies in a more developed state at the end of the current fiscal quarter compared with earlier periods, management believes that cash on hand as of May 31, 2002, will be sufficient to support consolidated operations of the Company for fiscal 2002. However, it is anticipated that the Company’s cash flow from operations during fiscal 2002, combined with the operations of its operating subsidiaries, eCalton.com, Inc. (“eCalton”) and PrivilegeONE, LLC (“PrivilegeONE”) will continue to utilize cash during 2002 as those operations execute the strategies identified in their business plans. If the subsidiaries do not achieve success in executing their business plans in fiscal 2002, management may be required to curtail certain operating activities, discontinue or dispose of other subsidiaries, sell assets, or seek additional capital in fiscal 2003 to fund operations. No assurances can be given that additional capital will be available, if required, to sustain operations.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investments

Investments consists of the following as of May 31, 2002 and November 30, 2001:

	2002	2001

AIM Convertible Promissory Note	—	$750,000

In September 2001, the Company advanced $750,000 to Automated Information Management, Inc. (“AIM”) in exchange for a convertible promissory note (the “AIM Note”) and a warrant to acquire 1,059,666 shares of AIM Common Stock at an exercise price of $2.12 per share, which expires in September 2004. The AIM Note is mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company is given notice that the Securities and Exchange Commission has declared a proposed registration of these shares is effective. AIM defaulted on its agreement to register the shares. Management performed an assessment of the AIM Note during the first fiscal quarter and, based upon a review of AIM’s operating results, which are materially different than projections provided to management by AIM, management believed that the note was not fully recoverable. As a result, the investment was impaired during the first fiscal quarter. The Company is in negotiations with AIM to restructure the existing obligation, however, the two parties have not reached a mutually agreeable solution. During the quarter ended May 31, 2002, AIM made a partial payment on the note in the amount of $150,000. This payment was recorded in other income upon receipt. Management continues to view the balance of the note as uncollectible.

4.	Property and Equipment

Property and equipment consists of the following as of May 31, 2002 and November 30, 2001:

	May 31,	Nov. 30,
	2002	2001

	(Unaudited)	(Restated)

Computer equipment and furniture	$443,000	$577,000
Leasehold improvements	155,000	155,000
Other	39,000	—

	637,000	732,000
Less: Accumulated Depreciation	(352,000)	(377,000)

	$285,000	$355,000

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following as of May 31, 2002 and November 30, 2001:

	May 31,	Nov. 30,
	2002	2001

	(Unaudited)	(Restated)

Accounts payable, trade	$173,000	$152,000
Accrued expenses	276,000	477,000
Payable to a director	—	108,000

	449,000	737,000
Other liabilities including warranty claims	686,000	686,000

	$1,135,000	$1,423,000

6.	Shareholders’ Equity Activity

Employee Stock Purchase Plan (“ESPP”) - The first offering period for the Company’s ESPP ended on December 31, 2001. At that time, 55,000 Common Shares were issued from the Company’s Treasury Stock account to participants in the plan. The proceeds received by the Company for the stock purchase were $28,000.

7.	Segment Reporting

The Company operates three identifiable business segments as specified below. The first business segment is eCalton Internet Business Development (an end-to-end solutions provider for Internet Business Development) and eCalton Technology Professionals (technology-based consulting and staffing services specializing in network design and management). The second business segment is that of PrivilegeONE, which developed the patent pending PrivilegeONE Loyalty Program which aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards. The third business segment is that of Corporate and consulting which included IGP, prior to its disposal in April 2002 (See Note 9).

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Segment Reporting (continued)

Operating results, by industry segment, for the six months ended May 31, 2002 and 2001 are as follows (in thousands):

	Six months ended May 31, 2002 – Unaudited

	Internet	Credit Card	Corporate and
	Development	Loyalty	Consulting	Total
	and Staffing	Business	Services	Company

Total revenues	$1,012	$8	$108	$1,128
Total cost of revenues	750	2	—	752
Depreciation and amortization	45	—	26	71
Loss from operations	(566)	(725)	(830)	(2,121)
Interest income			81	81
Loss from discontinued operations	—	—	(1,539)	(1,539)
Net loss	(570)	(725)	(2,710)	(4,005)
Total assets	$468	$53	$4,340	$4,861

	Six months ended May 31, 2001 – Restated

	Internet	Credit Card	Corporate and
	Development	Loyalty	Consulting	Total
	and Staffing	Business	Services	Company

Total revenues	$2,271	$—	$650	$2,921
Total cost of revenues	1,341	—	—	1,341
Depreciation and amortization	68	5	24	97
Loss from operations	(772)	(846)	(788)	(2,406)
Interest income	—	—	844	844
Loss from discontinued operations	—	—	(731)	(731)
Net loss	(772)	(846)	(587)	(2,205)
Total assets	$1,039	$175	$31,304	$32,518

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingent Liabilities

Contingent Liability Arising from Discontinued Operation

The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, including certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the “General Indemnification Funds”) was deposited to provide security for the Company’s indemnity obligations and approximately $2,200,000 (the “Specific Indemnification Funds”) was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the purchaser that released certain remaining funds in the escrow account. As of May 31, 2002, approximately $86,000 of the Specific Indemnification Funds remained in escrow. The Company has recorded adequate reserves to meet its future obligations related to the remaining warranty claims.

In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The Company’s agreement with the purchaser of Calton Homes requires that the liquidating trust be funded with the Specific Indemnification Funds plus $2,000,000.

Agreement with Fleet

The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. (“Fleet”) pursuant to which Fleet has agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. PrivilegeONE has not yet collected any revenues and thus the Company has not yet established the contingency reserve. Under the terms of the agreement, the Company is required to reimburse Fleet for the cost of Fleet’s software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of May 31, 2002, the Company had reimbursed Fleet $350,000 for its software and development costs.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingent Liabilities (continued)

Legal Proceeding

On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company’s unwillingness to permit the early exercise of certain options to acquire the Company’s Common Stock prior to the record date for the dividend declared by the Company’s Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001 due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company’s Common Stock and its ownership interest in PrivilegeONE. The Company intends to vigorously defend the claims which it believes are without merit. No amounts have been accrued related to this matter.

9.	Disposal of Innovation Growth Partners (IGP)

On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners, Inc. (“IGP”) by delivering its ownership interests to the IGP management in exchange for $1,030,000 of IGP’s cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, since its inception, IGP has not generated significant revenues or profits and has required significant cash infusion.

The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation. Revenues and net loss included in discontinued operations for the six months ended May 31, 2002 amounted to $4,500 and $998,000, respectively. Revenues and net loss included in discontinued operations for the six months ended May 31, 2001 amounted to $33,000 and $731,000, respectively.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board Issued Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“FAS144”). The recent accounting pronouncement replaces FAS121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (“FAS121”), but generally retains its requirements with respect to long-lived assets to be held and used. In addition, the new pronouncement modifies the basic provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, to allow discontinued operations for a component of an entity, as opposed to a segment. A component of an entity is generally defined as having discrete assets, liabilities and operations. The Company has early adopted FAS144 in the quarter ended February 28, 2002; the pronouncement would have otherwise been effective for the Company’s fiscal year ended November 30, 2003. See Note 9 for effects of this new pronouncement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months ended May 31, 2002 and 2001

Revenues for the three months ended May 31, 2002 and 2001 were $499,000 and $1,435,000, respectively. Revenues for the six months ended May 31, 2002 and May 31, 2001 were $1,128,000 and $2,921,000, respectively. The primary reasons for the decline in revenues in 2002, for both the quarter and six months, were (i) the expiration of the consulting agreement with the purchaser of Calton Homes in December 2001, (ii) the declining demand for technical staffing in the Houston market as a result of recent mergers and subsequent layoffs of talented professionals and (iii) a significant one-time project in the website development division which was completed in 2001.

Project personnel and expenses decreased to $338,000 for the quarter ended May 31, 2002 compared to $735,000 for the quarter ended May 31, 2001. Project personnel and expenses for the six months ended May 31, 2002 and May 31, 2001 were $750,000 and $1,341,000, respectively. The decrease in both the quarter and six months is attributed to the lower levels of revenues generated in the technical staffing and website development divisions.

Selling, general and administrative costs for the quarter ended May 31, 2002 were $1,242,000 compared to $2,048,000 for the quarter ended May 31, 2001. Selling, general and administrative costs for the six months ended May 31, 2002 and May 31, 2001 were $2,497,000 and $3,986,000, respectively. The decrease in both the quarter and six months is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the website development subsidiaries. Specifically, both divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the three and six month periods ended May 31, 2001.

Interest income declined significantly in 2002 compared to 2001 due to the significant reduction in cash balances during 2002. During the quarter ended August 31, 2001, the Company paid a special dividend in the amount of $22,375,000 to its shareholders.

During the quarter ended May 31, 2002, the Company received a $150,000 payment from Automated Information Management (“AIM”) on its $750,000 note. The Company impaired the entire amount of the note in the quarter ended February 28, 2002. Currently, AIM is in default on the note and management believes that recovery of the remaining $600,000 is unlikely. The Company is in negotiations with AIM to restructure the existing obligation, however, the two parties have not reached a mutually agreeable solution.

On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners, Inc. (IGP) by delivering its ownership interests to the IGP management in exchange for $1,030,000 of IGP’s cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, since its inception, IGP has not generated significant revenues or profits and has required significant cash infusion.

The consolidated financial statements are related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation. Revenues and net loss included in discontinued operations for the six months ended May 31, 2002 amounted to $4,500 and $998,000, respectively. Revenues and net loss included in discontinued operations for the six months ended May 31, 2001 amounted to $33,000 and $731,000, respectively.

Liquidity and Capital Resources

As of May 31, 2002, the Company had $4,065,000 of cash and cash equivalents. The Company believes that the current cash on hand will be sufficient to support the operations of the Company and its subsidiaries for fiscal 2002. It is anticipated that the Company’s cash flow from operations, combined with the operations of eCalton and PrivilegeONE will continue to utilize cash until, if ever, those operations execute their strategies identified in their business plans. If the Company’s subsidiaries do not achieve success in executing their business plans in the near future, the Company may be required to curtail certain operating activities, dispose of assets or seek additional capital to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

During the six months ended May 31, 2002, the Company derived approximately $70,000 from sales of property and equipment. During the six months ending May 31, 2002, the Company repurchased an aggregate of 19,000 shares of treasury stock for a total of $12,000 at an average price of $0.63 per share.

During the six months ended May 31, 2002, the Company reserved the carrying value of the AIM note receivable in the amount of $750,000 as a result of management’s determination that the note was not collectible. Subsequently, the Company received a payment of $150,000 on the AIM note receivable. This amount was recorded in other income. Notwithstanding the receipt, management continues to view the balance as impaired.

During the six months ended May 31, 2002, the Company compensated its directors with stock compensation. As a result, a charge of $11,000 was recorded reflecting the quoted market value of the shares of stock on the dates distributed.

Sensitive Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable and investments. Actual results could differ from those estimates.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board Issued Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“FAS144”). The recent accounting pronouncement replaces FAS121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (“FAS121”), but generally retains its requirements with respect to long-lived assets to be held and used. In addition, the new pronouncement modifies the basic provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, to allow discontinued operations for a component of an entity, as opposed to a segment. A component of an entity is generally defined as having discrete assets, liabilities and operations. The Company has early adopted FAS144 in the quarter ended February 28, 2002; the pronouncement would have otherwise been effective for the Company’s fiscal year ended November 30, 2003. See Note 9 for effects of this new pronouncement.

PART II.   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its 2002 Annual Meeting of Shareholders (the “Meeting”) on April 25, 2002. At the Meeting, shareholders were asked to elect each of J. Ernest Brophy and Kenneth D. Hill as directors for a four-year term expiring at the 2006 Annual Meeting of Shareholders. The results of the voting were as follows:

	For	Withheld

J. Ernest Brophy	4,021,790	281,726
Kenneth D. Hill	4,003,617	299,899

Item 6.     Exhibits and Reports on Form 8-K

A)	Exhibits

None

B)	Reports on Form 8-K

The Company filed Item 2 of Form 8-K as of April 23, 2002 in connection with the disposal of Innovation Growth Partners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calton, Inc.

(Registrant)

	By:	/s/ Thomas C. Corley

Thomas C. Corley Acting Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: July 22, 2002