Form 10-Q
period 2002-08-31
CALTON INC
filed 2002-10-15
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8846

CALTON, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2433361

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2013 Indian River Blvd. Vero Beach, Florida	32960

(Addresses of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (772) 794-1414

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒   No   ☐

As of October 8, 2002, 4,424,764 shares of Common Stock were outstanding.

Item 1: FINANCIAL STATEMENTS
CALTON, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CALTON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended August 31, 2002 and 2001 (Unaudited)
CALTON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months Ended August 31, 2002 and 2001 (Unaudited)
CALTON, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended August 31, 2002 and 2001 (Unaudited)
CALTON, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
Item 5. OTHER INFORMATION
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
AMENDED BYLAWS
CEO CERTIFICATION
CFO CERTIFICATION

CALTON, INC. AND SUBSIDIARIES
INDEX

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or August contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are matters related to the indemnification provisions in connection with the Company’s sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the Internet and technology industries in general, the effect of governmental regulation on the Company and the risks described under the caption “certain risks” in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

Item 1: FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2002	2001

	(Unaudited)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$3,382,000	$4,715,000
Holdback receivable	87,000	86,000
Accounts receivable, net of allowance for doubtful accounts of $404,000 at August 31, 2002 and November 30, 2001	236,000	479,000
Prepaid expenses and other current assets	176,000	173,000

Total current assets	3,881,000	5,453,000

Investments	—	750,000
Property and equipment, net	255,000	355,000
Assets of discontinued component	—	3,255,000

Total assets	$4,136,000	$9,813,000

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$1,130,000	$1,423,000
Deferred taxes	487,000	487,000

Total current liabilities	1,617,000	1,910,000

Commitments and contingencies	—	—
Liabilities of discontinued component	—	686,000

Total liabilities	1,617,000	2,596,000

Shareholders’ Equity
Common stock, $.05 par value, 10,740,000 shares authorized; 4,625,000 and 4,417,000 shares outstanding at August 31, 2002
and November 30, 2001, respectively	223,000	221,000
Additional paid-in capital	13,148,000	13,134,000
Accumulated (Deficit) Earnings	(748,000)	4,016,000
Less cost of shares held in treasury, 1,607,000 and 1,782,000 shares as of August 31, 2002 and November 30, 2001, respectively	(10,104,000)	(10,154,000)

Total shareholders’ equity	2,519,000	7,217,000

Total liabilities and shareholders’ equity	$4,136,000	$9,813,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Revenue
Technical staffing services	$273,000	$734,000
Homebuilding consulting fees	—	265,000
Website design and implementation	159,000	208,000
Credit card loyalty program revenue	9,000	—
Other	—	61,000

	441,000	1,268,000

Costs and expenses
Project personnel and expenses	281,000	614,000
Credit card loyalty program direct expenses	1,000	—
Selling, general and administrative	958,000	2,075,000

	1,240,000	2,689,000

Loss from operations	(799,000)	(1,421,000)
Other (expense) income
Interest income	28,000	229,000
Other income	12,000	—

Loss from continuing operations	(759,000)	(1,192,000)

Loss from operations of discontinued component	—	(271,000)
Loss from disposal of discontinued component	—	—

Net loss	(759,000)	(1,463,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.17)	$(0.27)
Loss from discontinued component	—	(0.06)

Net loss per common share	$(0.17)	$(0.33)

Weighted average number of shares outstanding
Basic and diluted	4,507,000	4,396,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended August 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Revenue
Technical staffing services	$989,000	$2,281,000
Homebuilding consulting fees	108,000	881,000
Website design and implementation	455,000	932,000
Credit card loyalty program revenue	17,000	—
Other	—	94,000

	1,569,000	4,188,000

Costs and expenses
Project personnel and expenses	988,000	1,955,000
Credit card loyalty program direct expenses	4,000	—
Selling, general and administrative	3,500,000	5,990,000

	4,492,000	7,945,000

Loss from operations	(2,923,000)	(3,757,000)
Other (expense) income
Interest income	108,000	1,003,000
Impairment of note receivable	(750,000)	—
Other income	340,000	—

Loss from continuing operations before minority interest	(3,225,000)	(2,754,000)

Minority Interest	—	88,000

Loss from continuing operations	(3,225,000)	(2,666,000)

Loss from operations of discontinued component	(998,000)	(1,002,000)
Loss from disposal of discontinued component	(541,000)	—

Net loss	$(4,764,000)	$(3,668,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.72)	$(0.65)
Loss from discontinued component	(0.34)	(0.24)

Net loss per common share	$(1.06)	$(0.89)

Weighted average number of shares outstanding
Basic and diluted	4,474,000	4,245,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2002 and 2001
(Unaudited)

	2002	2001

		(Restated)
Cash flows from operating activities
Net loss	$(4,764,000)	$(3,668,000)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of investment in note receivable	750,000	—
Loss from discontinued component	541,000	—
Minority interest	—	(88,000)
Stock options issued for consulting services	—	367,000
Provision for uncollectible receivables	—	335,000
Depreciation and amortization	106,000	142,000
Non-cash directors fees	16,000	—
Changes in operating assets and liabilities:
Accounts receivable	243,000	(260,000)
Prepaid expenses and other assets	(3,000)	(22,000)
Accounts payable, accrued expenses and other liabilities	(293,000)	(597,000)
Assets and liabilities of discontinued component	2,028,000	427,000

Net cash from operating activities	(1,376,000)	(3,364,000)

Cash flows from investing activities
Receipts (payments) on holdback claims	(1,000)	1,402,000
Payments for Centex warranty claims	—	(627,000)
Net changes in property and equipment	(6,000)	(279,000)

Net cash from investing activities	(7,000)	496,000

Cash flows from financing activities
Repurchase of common stock to Treasury	(12,000)	(372,000)
Payment of cash dividend	—	(22,375,000)
Treasury Stock issued	62,000	—
Stock options exercised	—	1,481,000

Net cash from financing activities	50,000	(21,266,000)

Net (decrease) in cash and cash equivalents	(1,333,000)	(24,134,000)
Cash and cash equivalents at beginning of period	4,715,000	30,542,000

Cash and cash equivalents at end of period	$3,382,000	$6,408,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2002, and the results of operations and cash flows for the three and nine months ended August 31, 2002 and August 31, 2001 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 28, 2002. Operating results for the three and nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ended November 30, 2002.

2.	Liquidity

The Company has incurred a net loss of $759,000 and $4,764,000 for the quarterly and year-to-date periods ended August 31, 2002, respectively. These amounts include non-recurring losses of $0 and $1,539,000, respectively, from the operations of a discontinued component (See Note 9). With the disposal of the unprofitable component and the remaining principal operating companies in a more developed state at the end of the current fiscal quarter compared with earlier periods, management believes that cash on hand as of August 31, 2002, will be sufficient to support consolidated operations of the Company for fiscal 2002. However, it is anticipated that the Company’s cash flow from operations during fiscal 2002, combined with the operations of its operating subsidiaries, eCalton.com, Inc. (“eCalton”) and PrivilegeONE Networks, LLC (“PrivilegeONE”) will continue to utilize cash during 2002 as those operations execute the strategies identified in their business plans. If the subsidiaries do not achieve success in executing their business plans in fiscal 2002, management may be required to curtail certain operating activities, discontinue or dispose of other subsidiaries, sell assets, or seek additional capital in fiscal 2003 to fund operations. No assurances can be given that additional capital will be available, if required, to sustain operations.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investments

Investments consist of the following as of August 31, 2002 and November 30, 2001:

	August 31,	Nov. 30,
	2002	2001

	(Unaudited)	(Restated)
AIM Convertible Promissory Note	—	750,000

	$0	$750,000

In September 2001, the Company advanced $750,000 to Automated Information Management, Inc. (“AIM”) in exchange for a convertible promissory note (the “AIM Note”) and a warrant to acquire 1,059,660 shares of AIM Common Stock at an exercise price of $2.12 per share. The AIM Note provided that the note was mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company was given notice that the Securities and Exchange Commission had declared a proposed registration of these shares effective. AIM defaulted on its agreement to register the shares. Management performed an assessment of the AIM Note during the first fiscal quarter and, based upon a review of AIM’s operating results, which were materially different than projections provided to management by AIM, management believed that the note was not fully recoverable. As a result, the investment was impaired during the first fiscal quarter of 2002. Subsequent to the impairment, AIM repaid $150,000 of the principal amount due under the note. In July 2002, the Company entered into a Forbearance Agreement (“the Agreement”) with Bodark T. Corporation (“Bodark”), the successor of AIM. Pursuant to the Agreement, Bodark issued to the Company, in exchange for the AIM note, a new non-convertible note (the “New Note”) in the principal amount of $600,000, which it is required to repay in equal installments on August 31, 2002, October 31, 2002 and November 30, 2002. In addition, the Company was issued 1,000,000 shares of Bodark common stock and warrants to acquire 1,059,660 shares of Bodark common stock at an exercise price of $2.12 per share. The warrant originally issued by AIM was cancelled. In September 2002, Bodark remitted the August 31, 2002 payment of $200,000. This payment was recorded as other income in the month ended September of 2002 and the Company will record any subsequent payments upon the date of receipt. Management continues to believe the note is not fully recoverable due to economic conditions affecting Bodark’s ability to make good on its obligation on the New Note.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Property and Equipment

Property and equipment consists of the following as of August 31, 2002 and November 30, 2001:

	August 31,	November 30,
	2002	2001

	(Unaudited)	(Restated)
Computer equipment and furniture	$431,000	$577,000
Leasehold improvements	162,000	155,000
Other	35,000	—

	628,000	732,000
Less: Accumulated Depreciation	(373,000)	(377,000)

	$255,000	$355,000

5.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following as of August 31, 2002 and November 30, 2001:

	August 31,	November 30,
	2002	2001

	(Unaudited)	(Restated)
Accounts payable, trade	$186,000	$152,000
Accrued expenses	254,000	477,000
Payable to a director	—	108,000

	440,000	737,000
Other liabilities including warranty claims	690,000	686,000

	$1,130,000	$1,423,000

6.	Shareholders’ Equity Activity

Employee Stock Purchase Plan (“ESPP”) — The first and second offering periods for the Company’s ESPP ended on December 31, 2001 and July 31, 2002, respectively. An aggregate of 55,000 common shares and 139,000 common shares, respectively, were issued from the Company’s Treasury Stock account to participants in the plan upon the expiration of the respective offering periods. The proceeds received by the Company for the stock purchases were $62,000.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Segment Reporting

During the nine months ended August 31, 2002, the Company operated three identifiable business segments as specified below. The first business segment is comprised of eCalton Internet Business Development (an end-to-end solutions provider for Internet Business Development) and eCalton Technology Professionals (technology-based consulting and staffing services specializing in network design and management). The second business segment is that of PrivilegeONE, which developed the patent pending PrivilegeONE Loyalty Program, which aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards. The third business segment was that of Corporate and consulting which included Innovation Growth Partners (“IGP”), prior to its disposal in April 2002 (See Note 9)

Operating results, by industry segment, for the nine months ended August 31, 2002 and 2001 are as follows (in thousands):

	Nine months ended August 31, 2002- Unaudited

	Internet	Credit Card	Corporate and
	Development	Loyalty	Consulting	Total
	and Staffing	Business	Services	Company

Total revenues	$1,444	$17	$108	$1,569
Total cost of revenues	988	4	—	992
Depreciation and amortization	67	—	39	106
Loss from operations	(709)	(1,069)	(1,145)	(2,923)
Interest income	—	—	108	108
Loss from continuing operations	(497)	(1,069)	(1,659)	(3,225)
Total assets	$415	$56	$3,665	$4,136

	Nine months ended August 31, 2001 - Restated

	Internet	Credit Card	Corporate and
	Development	Loyalty	Consulting	Total
	and Staffing	Business	Services	Company

Total revenues	$3,213	$—	$975	$4,188
Total cost of revenues	1,955	—	—	1,955
Depreciation and amortization	88	5	49	142
Loss from operations	(1,083)	(1,793)	(881)	(3,757)
Interest income	—	1	1,002	1,003
Loss from continuing operations	(1,083)	(1,793)	210	(2,666)
Total assets	$803	$347	$9,083	$10,233

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingent Liabilities

Contingent Liability Arising from Discontinued Operation

The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, including certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds were deposited into escrow. Of this amount, approximately $3,000,000 (the “General Indemnification Funds”) was deposited to provide security for the Company’s indemnity obligations and approximately $2,200,000 (the “Specific Indemnification Funds”) was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the purchaser that released certain remaining funds in the escrow account. As of August 31, 2002, approximately $86,000 of the Specific Indemnification Funds remained in escrow. In July 2002, the purchaser served a Demand for Arbitration on the Company in connection with a claim for approximately $500,000 in damages related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The Company believes that it has recorded adequate reserves to meet its future obligations related to the remaining warranty claims.

In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The Company’s agreement with the purchaser of Calton Homes requires that the liquidating trust be funded with any Specific Indemnification Funds remaining in escrow plus $2,000,000.

Agreement with Fleet

The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. (“Fleet”) pursuant to which Fleet has agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. PrivilegeONE has not yet collected any significant revenues and thus the Company has not yet established the contingency reserve. Under the terms of the agreement, the Company is required to reimburse Fleet for the cost of Fleet’s software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of May 31, 2002, the Company had reimbursed Fleet $350,000 for its software and development costs.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingent Liabilities (continued)

Legal Proceeding

On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company’s unwillingness to permit the early exercise of certain options to acquire the Company’s Common Stock prior to the record date for the dividend declared by the Company’s Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company’s Common Stock and its ownership interest in PrivilegeONE. The Company had made an offer of settlement of $75,000, which has been declined by the plaintiffs. Such offer of settlement has since been rescinded and the Company intends to vigorously defend the claims which it believes are without merit. No amounts have been accrued related to this matter.

9.	Disposal of Innovation Growth Partners (IGP)

On April 23, 2002, the Company disposed of its 51% interest in IGP by delivering its ownership interests to the IGP management in exchange for $1,030,000 of IGP’s cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, since its inception, IGP has not generated significant revenues or profits and has required significant cash infusion.

The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation. Revenues and net loss included in discontinued operations for the nine months ended August 31, 2002 amounted to $4,500 and $998,000, respectively. Revenues and net loss included in discontinued operations for the nine months ended August 31, 2001 amounted to $94,000 and $1,002,000, respectively.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board Issued Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-lived Assets (“FAS144”). The recent accounting pronouncement replaces FAS121 Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (“FAS121”), but generally retains its requirements with respect to long-lived assets to be held and used. In addition, the new pronouncement modifies the basic provisions of Accounting Principles Board Opinion No. 30 Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, to allow discontinued operations for a component of an entity, as opposed to a segment. A component of an entity is generally defined as having discrete assets, liabilities and operations. The Company had adopted FAS144 in the quarter ended February 28, 2002; the pronouncement would have otherwise been effective for the Company’s fiscal year ended November 30, 2003. See Note 9 for effects of this new pronouncement.

In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002, however, early application of the provision is encouraged. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities”. SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. At this time, the Company does not believe that this new standard will have a material effect on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months ended August 31, 2002 and 2001

Revenues for the three months ended August 31, 2002 and 2001 were $441,000 and $1,268,000, respectively. Revenues for the nine months ended August 31, 2002 and August 31, 2001 were $1,569,000 and $4,188,000, respectively. The primary reasons for the decline in revenues in 2002, for both the quarter and nine months, were (i) the expiration of the consulting agreement with the purchaser of Calton Homes in December 2001, (ii) the declining demand for technical staffing in the Houston market as a result of recent mergers and subsequent layoffs of talented professionals and (iii) a significant one-time project in the website development division which was completed in 2001.

     Project personnel and expenses decreased to $281,000 for the quarter ended August 31, 2002, compared to $614,000 for the quarter ended August 31, 2001. Project personnel and expenses for the nine months ended August 31, 2002 and August 31, 2001 were $988,000 and $1,955,000, respectively. The decrease in both the quarter and nine months is attributed to the lower levels of revenues generated in the technical staffing and website development divisions.

Selling, general and administrative costs for the quarter ended August 31, 2002 were $958,000, compared to $2,075,000 for the quarter ended August 31, 2001. Selling, general and administrative costs for the nine months ended August 31, 2002 and August 31, 2001 were $3,496,000 and $5,990,000, respectively. The decrease in both the quarter and nine months is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the website development subsidiaries. Specifically, both divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the three and nine-month periods ended August 31, 2001.

Interest income declined significantly in 2002 compared to 2001 due to the significant reduction in cash balances.

During the quarter ended May 31, 2002, the Company received a $150,000 payment from Automated Information Management (“AIM”) on its $750,000 note (the “AIM Note”), which was due in full in June 2002. This amount was recorded in other income. The Company impaired the entire amount of the note in the quarter ended February 28, 2002. In July 2002, the Company entered into a Forbearance Agreement with Bodark T. Corporation (“Bodark”), the successor of AIM, to restructure the existing obligation. Pursuant to the Agreement, Bodark issued to the Company, in exchange for the AIM note, a new note (the “New Note”) in the principal amount of $600,000, which it is required to repay in equal installments on August 31, 2002, October 31, 2002 and November 30, 2002. In September of 2002, Bodark remitted the August 31, 2002 payment of $200,000. Management continues to believe the note is not fully recoverable due to economic conditions affecting Bodark’s ability to make good on its obligation on the New Note.

On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners, Inc. (IGP) by delivering its ownership interests to the IGP management in exchange for $1,030,000 of IGP’s cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, from its inception, IGP had not generated significant revenues or profits and, therefore, required significant cash infusion.

The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation. Revenues and net loss included in discontinued operations for the nine months ended August 31, 2002 amounted to $4,500 and $998,000, respectively. Revenues and net loss included in discontinued operations for the nine months ended August 31, 2001 amounted to $94,000 and $1,002,000, respectively.

Liquidity and Capital Resources

As of August 31, 2002, the Company had $3,382,000 of cash and cash equivalents. The Company believes that the current cash on hand will be sufficient to support the operations of the Company and its subsidiaries for fiscal 2002. It is anticipated that the Company’s cash flow from operations, combined with the operations of eCalton and PrivilegeONE will continue to utilize cash until, if ever, those operations execute their strategies identified in their business plans. If the Company’s subsidiaries do not achieve success in executing their business plans in the near future, the Company may be required to curtail certain operating activities, dispose of assets or seek additional capital to fund operations. No assurance can be given that additional capital will be available, if required, to sustain operations.

During the nine months ending August 31, 2002, the Company repurchased an aggregate of 19,000 shares of treasury stock for a total of $12,000 at an average price of $0.63 per share.

During the nine months ended August 31, 2002, the Company reserved the carrying value of the AIM note receivable in the amount of $750,000 as a result of management’s determination that the note was not collectible. Subsequent to the impairment, the Company received a payment of $150,000 on the AIM note receivable. In July 2002, the Company entered into a Forbearance Agreement (“the Agreement”) with Bodark, the successor of AIM. Pursuant to the Agreement, Bodark issued to the Company, in exchange for the AIM note, the New Note, in the principal amount of $600,000, which it is required to repay in equal installments on August 31, 2002, October 31, 2002 and November 30, 2002. In addition, the Company was issued 1,000,000 shares of Bodark common stock and warrants to acquire 1,059,660 shares of Bodark common stock. A warrant for a similar number of shares of AIM common stock was cancelled. In September 2002, Bodark remitted the August 31, 2002 payment of $200,000. Management continues to believe the note is not fully recoverable due to economic conditions affecting Bodark’s ability to make good on its obligation on the New Note.

During the nine months ended August 31, 2002, the Company compensated its directors with stock compensation. As a result, a charge of $16,000 was recorded reflecting the quoted market value of the shares of stock on the dates distributed.

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

Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

On September 10, 2002, the Company announced that it was notified on September 9, 2002 that the American Stock Exchange had accepted a plan submitted by the Company to bring the Company into compliance with the Exchange’s continued listing standards.

On July 26, 2002, the Company received notice from the American Stock Exchange indicating that the Company is below certain of the Exchange’s continued listing standards due to the operating losses it has sustained in three out of four of its most recent fiscal years and a decline in shareholders’ equity below $4,000,000, as set forth in Section 1003(a)(ii) of the AMEX Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and submitted the plan on August 22, 2002. On September 9, 2002, the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by the Exchange staff during the 18-month extension period, which ends in January 2004. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being de-listed from the Exchange.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     A) Exhibits

3.2	-	Amended By-Laws

99.1	-	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	-	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

     B) Reports on Form 8-K

The Company filed a Report on Form 8-K as of August 23, 2002 in connection with the appointment of officers of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calton, Inc.

(Registrant)

By: /s/ Thomas C. Corley

Thomas C. Corley Senior V.P. and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 15, 2002

CERTIFICATION

I, Anthony J. Caldarone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended August 31, 2002 of Calton, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Anthony J. Caldarone

Anthony J. Caldarone Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas C. Corley, certify that:

7.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended August 31, 2002 of Calton, Inc.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Thomas C. Corley

Thomas C. Corley Senior V.P. and Chief Financial Officer