Form 10-K
period 2002-11-30
CALTON INC
filed 2003-03-17
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2002

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

       Registrant's telephone number, including area code: (772) 794-1414
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
            Title of Class                               On Which Registered
            --------------                             -----------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2) Yes |_| No |X|

The aggregate market value (based upon the last sales price reported by the American Stock Exchange) of voting shares held by non-affiliates of the registrant as of May 31, 2002 was $1,429,492.

As of March 11, 2003, 4,644,208 shares of Common Stock were outstanding.

Certain portions of the Company's Proxy Statement for the annual meeting of shareholders are incorporated by reference into Part II and Part III hereof.

--------------------------------------------------------------------------------

Disclosure Concerning Forward-looking Statements
------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-K, including in Part II, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-K. Such potential risks and uncertainties, include without limitation, continued operating losses and their effects on liquidity, the Company's ability to raise capital, matters related to national and local economic conditions, the effect of governmental regulation on the Company, commercial acceptance of the Company's co-branded customer loyalty credit card program, the competitive environment in which the Company operates, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-K and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.

     (A)  GENERAL DEVELOPMENT OF BUSINESS

          GENERAL

          Calton, Inc. (the "Company" or "Calton") was incorporated in 1981 for the purpose of acquiring all of the issued and outstanding capital stock of Kaufman and Broad of New Jersey, Inc., a New Jersey corporation and homebuilder, from Kaufman and Broad, Inc., a Maryland corporation. After the acquisition, the name Kaufman and Broad of New Jersey, Inc. was changed to Calton Homes, Inc. ("Calton Homes"). Calton maintains its corporate offices at 2013 Indian River Boulevard, Vero Beach, Florida 32960 and its telephone number is (772) 794-1414.

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

          o installation of customer loyalty and co-branded credit card programs for the retail automobile industry in the United States through PrivilegeONE Networks LLC ("PrivilegeONE"), a limited liability company initially established as a 50.4% owned subsidiary, which became wholly-owned by the Company in fiscal 2001;

          o providing management and consulting services to entrepreneurial and development stage companies through its 51% owned subsidiary, Innovation Growth Partners LLC ("IGP") until the sale of the Company's interest in IGP in April 2002;

          o    analyzing potential business combination opportunities.

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

          CERTAIN RISKS

          RECENT OPERATING LOSSES AND LIMITED LIQUIDITY The Company has incurred net losses in recent periods, including net losses from continuing operations of $3,423,000, $4,233,000 and $4,809,000 during the fiscal years ended November 30, 2002, 2001 and 2000, respectively. There can be no assurance that the Company's operations will become profitable in the future. As a result of the losses sustained, the Company's working capital had declined to $2,193,000 at November 30, 2002, which is not enough to fund the Company's operating plan during the fiscal year ending November 30, 2003 without sufficient revenue generation from the PrivilegeONE program. These conditions raise substantial doubt as to the ability of the Company to continue its normal business operations as a going concern. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of management's plans to sustain the Company's operations. No assurance can be given that the plans will be successful.

          RISKS ASSOCIATED WITH POTENTIAL BUSINESS COMBINATIONS The Company is seeking to enhance shareholder value by combining with one or more operating businesses. Management of the Company will endeavor to evaluate the risks inherent in any particular target business; however, there can be no assurance that the Company will properly ascertain all such risks. In many cases, shareholder approval will not be required to effect such a business combination. The fair market value of the target business will be determined by the Board of Directors of the Company. Therefore, the Board of Directors has significant discretion in determining whether a target business is suitable for a proposed business combination. The success of the Company will depend on the Company's ability to attract and retain qualified personnel as well as the abilities of key management of the combined companies. As a result, no assurance can be given that the Company will be successful in implementing its strategic plan or that the Company will be able to generate profits from such activities.

          STRATEGIC BUSINESS FOCUS CONSIDERATIONS The Company has shifted its core strategy to primarily managing the growth of PrivilegeONE. PrivilegeONE has not earned significant revenue and there is no guarantee that it will be become profitable. In addition, both Fleet Credit Card Services ("Fleet") and PrivilegeONE have been dissatisfied with the results of the PrivilegeONE credit card program to date and there is no assurance that Fleet will continue as the credit card issuer for the program or that the Company will be successful in securing another credit card issuer if it is required or desires to do so.

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

          INDEMNITY OBLIGATIONS The agreement pursuant to which the Company sold Calton Homes requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing of the sale. On the closing date of the sale, the Company deposited approximately $5,200,000 in escrow, $3,000,000 of which was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 of which was deposited to fund costs associated with certain specified litigation. As of November 30, 2002, approximately $88,000 remained in escrow pending the resolution of claims. In January 2003, one claim was settled reducing the escrow balance to approximately $35,000. The Company's indemnification obligations are not limited to the amount in escrow and no assurance can be given that the purchaser will not assert additional claims against the Company. As described in "Item 3
          - Legal Proceedings", the purchaser of Calton Homes has served a Demand for Arbitration on the Company and is alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to the sale. The Company believes certain of the claims made are without merit and that is has established adequate reserves with respect to this matter. In addition, the Company intends to assert certain counterclaims against the purchaser and seek recoveries from insurers and subcontractors; however, no assurance can be given that this matter will not have an adverse effect on the Company's financial condition and results of operations.

          POTENTIAL DELISTING On July 26, 2002, the Company received notice from the American Stock Exchange ("AMEX") indicating that the Company is below certain of the AMEX's continued listing standards due to the operating losses it has sustained in three out of four of its most recent fiscal years and a decline in shareholders' equity below $4,000,000. The Company was afforded the opportunity to submit a plan of compliance to the AMEX and submitted the plan on August 22, 2002. On September 9, 2002, the AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic reviews by the AMEX during the 18-month extension period that ends January 2004. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX. Delisting from the AMEX could adversely affect the liquidity and price of the Company's common stock, which could adversely impact the Company's ability to raise capital through public stock offerings.

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

          o loss of PrivilegeONE's credit card issuer or failure to secure another credit card issuer;

          o    the public's perception of the prospects of early stage ventures;

          o the delay in executing a timely rollout of expected third party distribution programs for PrivilegeONE in fiscal year 2003;

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

     (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

          The information required by this item is presented in Note 9 of the 2002 Financial Statements included in this report.

     (C)  DESCRIPTION OF BUSINESS

          GENERAL The Company's business activities are primarily focused on (i) the development of a loyalty and co-branded credit card program through PrivilegeONE (ii) providing Internet business solutions and technology based staffing and consulting services through eCalton and
          (iii) analyzing potential combinations. eCalton will continue to operate as it has historically but in addition will provide technology, marketing and other support services to PrivilegeONE.

          PRIVILEGEONE

          GENERAL PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending Program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit card and membership cards. PrivilegeONE is initially focusing on the retail automobile industry. Under the terms of this program, customers of participating automobile dealers are offered the opportunity to apply for the PrivilegeONE credit card. The credit card is a Visa card imprinted with the dealership's name, which can be used anywhere Visa cards are accepted. Through PrivilegeONE's unique credit card acquisition system technology, qualifying customers are granted instant credit approval. By using the PrivilegeONE card, customers earn rebate dollars, which can be used when the customer purchases or leases a new or used vehicle. In addition, participating dealers provide up to a ten percent discount on parts and service when the PrivilegeONE card is used at the dealership. To introduce the program, PrivilegeONE has shifted its focus toward large third party distribution channels with existing dealer relationships in the United States and Canada. The Company believes that if the program is proven successful in the automotive industry, it will have applicability to many other industries that may be the focus of the next generation of products.

          INSTALLED DEALERSHIPS The PrivilegeONE co-branded loyalty and credit card program has been launched at 29 retail automotive dealerships in New York, New Jersey and New Hampshire. As of February 28, 2003 approximately 1,900 cards have been issued.

          AGREEMENT WITH LARGE THIRD PARTY DISTRIBUTOR In October 2002, PrivilegeONE, as part of its shift in strategy toward third party distribution channels, entered into its first agreement with a large third party distributor, which is an exclusive distributor of Toyota vehicles to 163 Toyota dealerships. Under the terms of the agreement with this third party, the distributor has agreed to market and promote the PrivilegeONE program at these 163 dealerships. For each credit card account established at one of these dealerships, PrivilegeONE will be required to pay the distributor a new account fee and a portion of the finance charge revenue attributable to the account. The implementation of the PrivilegeONE program through this distribution channel has been repeatedly delayed as a result of factors outside of the Company's control and there is no assurance that the program will be implemented in fiscal year 2003.

          AGREEMENT WITH FLEET In May 2001, the Company and PrivilegeONE entered into a credit card processing agreement with Fleet pursuant to which Fleet agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet is required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. The Company has complied with the capitalization and contingency reserve requirements outlined in the Agreement. Under the terms of the agreement, the Company was required to reimburse Fleet for the cost of Fleet's software and other costs incurred by Fleet to develop the PrivilegeONE program, up to a maximum of $350,000. As of November 30, 2002, the Company had reimbursed Fleet $350,000 for its software and development costs. Both Fleet and PrivilegeONE have been dissatisfied with the program's results to date and there is no assurance that Fleet will continue as the credit card issuer for the PrivilegeONE program or that the Company will be successful in securing another credit card issuer if it is required or desires to do so.

          SALES AND MARKETING PrivilegeONE has shifted its strategy from an internal sales force to large third party distribution networks, such as the Toyota arrangement described above. PrivilegeONE, through eCalton's technical and marketing development teams, is continuing to develop various Internet sites and support services which link certain large third party distributors consumer web sites to PrivilegeONE's patent pending online credit card application system ("CCAS").

          COMPETITION Although the Company believes that PrivilegeONE's distribution channel is unique, the credit card industry is characterized by intense competition. PrivilegeONE will compete with numerous co-branded credit card programs, including reward-based programs. Most of these programs are sponsored by entities with greater resources and name recognition than PrivilegeONE. As a result, PrivilegeONE's competitors may be better positioned to react in a changing marketplace.

          PATENTS & TRADEMARKS PrivilegeONE has applied to the United States Patent and Trademark Office for a patent for CCAS, its online credit card acquisition system. No assurance can be given that the patent will be issued. Failure to obtain patent protection for CCAS, which the Company believes gives PrivilegeONE an advantage over potential competitors, could result in other parties duplicating the system.

          PrivilegeONE has received trademark registrations for the following:
          PrivilegeONE and PrivilegeONE stylized (logo).

          ECALTON.COM

          GENERAL eCalton provides Internet business solutions and technology based consulting and staffing services. In addition, eCalton is poised to support the growth and development of PrivilegeONE.

          INTERNET BUSINESS SOLUTIONS eCalton's Internet Business Solutions division, based in Vero Beach, Florida, provides innovative web and information technologies that empower large and medium-sized businesses to rapidly create, deliver and manage e-commerce solutions and web initiatives. eCalton provides its clients with proven, cost-effective software solutions supported by consulting personnel to assist with implementation and ongoing project support. eCalton's service offerings include application development, commerce portals, eBusiness integration, wireless computing, outsourcing infrastructure and support change management. Through its specialized subdivision, the Internet Home Construction Group ("iHCG"), this division focuses primarily on one prime vertical marketing segment, the homebuilding industry. iHCG assists homebuilders in using the Internet to communicate effectively with customers, suppliers, trades and employees by developing and implementing cost-effective Web-based solutions and strategies.

          TECHNOLOGY CONSULTING AND STAFFING The technology staffing division, based in Houston, Texas, provides large and medium-sized companies with experienced consulting professionals to assist them in creating, delivering and managing their information technology and Internet initiatives. Services offered by this division include supply chain management, customer relationship management, project management, applications, infrastructure and Internet/intranet development and design. The Houston office is poised to provide support services to PrivilegeONE if and when PrivilegeONE expands into that marketplace.

          SALES AND MARKETING As a result of the shift of its focus to providing technology support to PrivilegeONE, eCalton reduced its direct sales force for its Internet business solutions activities in 2002. eCalton will continue to market its services through existing client referrals, strategic partnerships, its website, WWW.ECALTON.COM and co-operative advertising. In addition, eCalton has been establishing strategic partnerships with complementary organizations such as advertising agencies and homebuilding technology suppliers to facilitate cooperative advertising and lead generation. eCalton will also market its services to automotive dealerships that participate in the PrivilegeONE co-branded credit card program. The eCalton Technical Staffing division markets its services through, among others, existing client referrals and the RFP process.

          COMPETITION The market for Internet professional services, including technology consulting and staffing, is relatively saturated, intensely competitive, rapidly evolving and subject to rapid technological change. The market is highly competitive and characterized by numerous companies that have introduced or developed products and services similar to those offered by eCalton. The Company expects competition to persist. Continuous competition may result in price reductions, reduced margins and loss of market share. eCalton's competitors and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with their clients, and significantly greater financial, technical, marketing and public relations resources than eCalton. As a result, eCalton's competitors may be better positioned to react in the ever-changing market place. eCalton expects competition to persist and intensify in the future.

          eCalton is responding to the industry-wide competition by primarily focusing on the homebuilder industry as a vertical market. eCalton has created iHCG and through its marketing efforts, has established iHCG as a recognizable brand in the industry.

          EMPLOYEES

          As of March 17, 2003, the Company and its wholly owned subsidiaries employed 19 full time personnel, and 1 part-time employee. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company currently leases approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,000 per month, for a renewable term of six months. The Company also leases approximately 3,800 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $6,800 for a term of five years ending August 31, 2005. In addition, the Company rents approximately 2,400 square feet of office space in Houston, Texas, on a month-to-month basis, for approximately $2,700 per month.

          Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

ITEM 3.   LEGAL PROCEEDINGS
          The agreement pursuant to which the Company sold Calton Homes in December 1998 requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, including certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. As of November 30, 2002, approximately $88,000 of the

          Indemnification Funds remained in escrow. In January 2003, one claim was settled reducing the escrow balance to approximately $35,000. The Company's indemnity obligations are not limited to the amount in escrow.

          In July 2002, the purchaser served a Demand for Arbitration on the Company and is currently alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The Company believes that certain of the claims are without merit and that it has recorded adequate reserves to meet its future obligations related to the remaining warranty claims. In addition, the Company intends to assert certain counterclaims against the purchaser and pursue recoveries from insurance carriers if the Company is ultimately liable for damages in this matter.

          In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The Company's agreement with the purchaser of Calton Homes requires that the liquidating trust be funded with any Specific Indemnification Funds remaining in escrow plus $2,000,000.

          On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. At this time the Company has not answered the complaint, asserted counterclaims nor confirmed insurance coverage. However, it intends to vigorously defend the claims which it believes are without merit.

          The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company and, as in the case of other pending claims, has been reserved for accordingly.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company as of February 28, 2003 are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

          Name                     Age   Position
          ----                     ---   --------

          Anthony J. Caldarone     65    Chairman and Chief Executive Officer
          John G. Yates            59    President and Chief Operating Officer President and
                                         Chief Executive Officer - PrivilegeONE
          Maria F. Caldarone       39    Executive Vice President of Corporate Development and Asst. Secretary
                                         Director and Executive Vice President of Operations - PrivilegeONE
          Thomas C. Corley         41    Senior Vice President, Chief Financial Officer and Treasurer
                                         Senior Vice President and Chief Financial Officer - PrivilegeONE
          Laura A. Camisa          40    Senior Vice President of Strategic Planning
                                         Executive Vice President and Secretary - eCalton.com, Inc.
                                         Senior Vice President of Strategic Planning - PrivilegeONE

          Mr. Caldarone has served as Chairman and Chief Executive Officer of the Company since November 1995. From November 1995 through August 2002, Mr. Caldarone also served as President of the Company. He served as director of the Company from June 1993 through October 1995 and as Chairman, President and Chief Executive Officer from the inception of the Company in 1981 through June 1993.

          Mr. Yates was appointed President and Chief Operating Officer of Calton in September 2002. Mr. Yates has served as President and Chief Executive Officer of PrivilegeONE since May 2001. From 1993 through December 2000, Mr. Yates served as Senior Vice President and General Manager of American Express, and in that capacity implemented and managed the American Express Corporate Purchasing Card division. Prior to American Express, Mr. Yates served in various management capacities in numerous businesses during his twenty-four years with General Electric.

          Ms. Caldarone served as the Director of Business Development from January 1999 until she was appointed as a Vice President of the Company in February 2000. In May 2001, Ms. Caldarone was appointed Executive Vice President of PrivilegeONE. In September 2002, Ms. Caldarone was promoted to Executive Vice President of Calton, Inc. From 1995 through January 1999, Ms. Caldarone was a non-practicing attorney. Prior to 1995, Ms. Caldarone was employed by Trafalgar Homes from December 1993 to November 1994, where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone

          Mr. Corley was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer of Calton in September 2002. Mr. Corley has served as Senior Vice President and Chief Financial Officer of PrivilegeONE since January 2000. Mr. Corley has over 17 years experience in public accounting, large corporate and international tax, financial modeling and financial management having most recently been a founding partner of McGuinness, Corley & Hodavance, CPAs from 1995 to 2000. Prior to that, he held the positions of Senior Manager of Taxation with ESSROC Cement Corp/Italcimenti-Ciment Francais., Senior Tax Accountant with Arthur Andersen and Staff Accountant with Bart & Bart, CPAs.

          Ms. Camisa was hired as a Financial Analyst by the Company in February 2000. In April 2000, she was appointed Vice President of Strategic Planning. In June 2001, Ms. Camisa was appointed Executive Vice

          President of eCalton's Internet business development division. In September 2002, Ms. Camisa was promoted to Senior Vice President of Calton, Inc. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing as well as successfully completing the company's Investment Banking Analyst Training Program.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          Calton, Inc. common stock is traded on the American Stock Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 2002 and 2001.


                 FISCAL 2002               High           Low
                                       ------------   ------------

                 1st Quarter                 $0.75          $0.52
                 2nd Quarter                  0.71           0.29
                 3rd Quarter                  0.36           0.17
                 4th Quarter                  0.27           0.13


                 FISCAL 2001               High           Low
                                       ------------   ------------

                 1st Quarter                 $4.25          $3.13
                 2nd Quarter                  5.50           3.40
                 3rd Quarter                  6.10           0.72
                 4th Quarter                  0.85           0.42

          At March 11, 2003, there were approximately 370 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sale price for the common stock as reported by AMEX was $.12

          On July 26, 2002, the Company received notice from the AMEX indicating that the Company is below certain of the AMEX's continued listing standards due to the operating losses it has sustained in three out of four of its most recent fiscal years and a decline in shareholders' equity below $4,000,000. The Company was afforded the opportunity to submit a plan of compliance to the AMEX and submitted the plan on August 22, 2002. On September 9, 2002, the AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic reviews by the AMEX during the 18-month extension period that ends January 2004. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

          The information to be set forth in the table captioned "Equity Compensation Plan" is incorporated herein by reference to the Company Proxy Statement for its 2003 Annual Meeting of Shareholders.

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

                                                                            Fiscal Years Ended November 30,
                                                         --------------------------------------------------------------------
                                                                  (IN THOUSANDS EXCEPT OTHER DATA AND PER SHARE ITEMS)
SELECTED OPERATING DATA                                      2002          2001          2000          1999          1998
                                                         ------------  ------------  ------------  ------------  ------------
                                                                        (RESTATED)    (RESTATED)
Revenues                                                  $    1,954    $    5,208    $    3,335    $    1,351    $        -
                                                         ============  ============  ============  ============  ============
Net income (loss) from continuing operations                  (3,423)       (4,233)       (4,809)          661        (1,960)
Net income (loss) from discontinued operations(1)             (1,561)         (806)       (1,087)        4,178         6,315
                                                         ------------  ------------  ------------  ------------  ------------
Net income (loss)                                         $   (4,984)   $   (5,039)   $   (5,896)   $    4,839    $    4,355
                                                         ============  ============  ============  ============  ============

Basic earnings (loss) per share:
Net income (loss) from continuing operations              $    (0.76)   $    (0.98)   $    (1.13)   $     0.15    $    (0.37)
Net income (loss) from discontinued operations(1)              (0.35)        (0.19)         (.25)         0.92          1.18
                                                         ------------  ------------  ------------  ------------  ------------
Net income (loss)                                         $    (1.11)   $    (1.17)   $    (1.38)   $     1.07    $     0.81
                                                         ============  ============  ============  ============  ============

Diluted earnings (loss) per share:
Net income (loss) from continuing operations              $    (0.76)   $    (0.98)   $    (1.13)   $     0.14    $    (0.37)
Net income (loss) from discontinued operations(1)              (0.35)        (0.19)         (.25)         0.87          1.18
                                                         ------------  ------------  ------------  ------------  ------------
Net income (loss)                                         $    (1.11)   $    (1.17)   $    (1.38)   $     1.01    $     0.81
                                                         ============  ============  ============  ============  ============

SELECTED OTHER DATA
                                                         ------------  ------------  ------------  ------------  ------------
Cash Dividend per share                                   $        -    $     5.00    $        -    $        -    $        -
                                                         ============  ============  ============  ============  ============

                                                                                    At November 30,
                                                         --------------------------------------------------------------------
SELECTED BALANCE SHEET DATA                                 2002          2001          2000          1999          1998
                                                         ------------  ------------  ------------  ------------  ------------

Total assets                                              $    3,905    $    9,813      $ 35,100      $ 40,441      $ 40,082
Total debt                                                         -             -             -             -             -
Shareholders' equity                                      $    2,300    $    7,217      $ 32,887      $ 38,654      $ 38,221

--------------------------------------------------------------------------------
(1) As a result of the sale of Calton Homes, Inc. that occurred on December 31, 1998, the financial statements presentation treats the Company's homebuilding business and results as discontinued operations in accordance with APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business." The Company recognized a gain of $4,418,000 that is net of a provision in lieu of taxes of $3,173,000 on the sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

          REVENUES: Consolidated revenues decreased from $5,208,000 for 2001 to $1,954,000 for 2002. Technical staffing revenues decreased from $2,760,000 for 2001 to $1,274,000 for 2002. The primary reason for the decrease in technical staffing revenues was the severe downturn in economic conditions in eCalton's Houston regional area office that caused a significant reduction in staffing demands. Consulting services revenues decreased from $1,300,000 for 2001 to $108,000 for 2002. The consulting services revenues were derived from a single consulting agreement associated with the sale of a business in 1998. The agreement expired on December 31, 2001 and, accordingly, no further revenue from this contract is currently projected. Website design and implementation revenues decreased from $1,148,000 in 2001 to $538,000 for 2002. Economic conditions and intense competition caused this overall reduction in demand for web site development.

          Finally, during the second quarter 2002, the Company commenced the generation of revenues from the Credit Card Loyalty business segment. While 2002 revenues were $34,000, management has placed significant emphasis on the development of this segment and currently believes that its revenues will comprise the material amount of consolidated revenues in future periods. However, the successful generation of revenues from this segment is dependent upon many factors including the acceptance of the program by a high level of automotive dealers and the acquisition and maintenance of credit card processing services.

          COST OF REVENUES: Cost of revenues consists of project personnel and expenses associated with the technical staffing services and website design and implementation segments, and credit card loyalty program direct expenses. Project personnel and expenses decreased from $2,420,000 in 2001 to $1,250,000 in 2002. The decrease is predominantly a result of the lower revenues from the two contributing segments. Gross margins decreased from 34% in 2001 to 32% to 2002, principally as a result of lower revenue levels.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $8,238,000 in 2001 to $4,312,000 in 2002. The largest component of this expense category, salaries and related expenses, decreased from $4,732,000 in 2001 to $2,472,000 in 2002, principally as a result of cost containment efforts and activities, including reductions in personnel, in all of the Company's business segments. Bad debts expense, which is also a component of this expense category decreased from $376,000 in 2001 to a net credit of $(72,000) during 2002. The decrease was a result of management's focused effort to address outstanding balances that had accumulated in the technical staffing and website design and implementation segments. This process resulted in reductions of reserves against previously balances from collections, estimate changes and other business decisions. Management continues to curtail costs where appropriate during 2003, with further reductions anticipated until the credit card loyalty segment becomes operational in mid to late 2003.

          IMPAIRMENTS OF LONG-LIVED ASSETS: The Company has early adopted FAS144 in the quarter ended February 28, 2002; the pronouncement would have otherwise been effective for the Company's fiscal year ended November 30, 2003. This pronouncement requires that the Company review the carrying value of its long-lived assets at least annually or sooner if facts and circumstances suggest to management that impairments may be present. Impairment charges of $116,000 in 2002 related to the Company's website design and implementation business segment. Impairment charges of $478,000 in 2001 related to the Company's credit card loyalty program segment.

          INTEREST INCOME: Interest income is derived from principally interest on depository accounts and money-market type accounts. Interest income decreased from $1,082,000 during 2001 to $124,000 during 2002. The decrease was a result of lower average deposited balances; such decline followed the Company's cash dividend of $22,375,000 during 2001. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during 2003.

          LOSSES ON INVESTMENTS/GAINS AND RECOVERIES: The 2002 loss on investments relates to management's decision to write off the AIM Note Receivable (see Note 3 in the Financial Statements). Subsequently, the Company received $350,000 in partial recovery of this loss. There can be no assurances that any further recoveries will be received on this investment.

          LITIGATION SETTLEMENTS: The Company received an aggregate of $458,000 in settlements on certain matters under litigation in 2002.

          INCOME TAXES: The income tax benefit of the Company's 2002 operating losses was fully reserved during 2002, compared to a partially recognized benefit of $517,000 in 2001, due to the absence of sufficient positive evidence to justify carrying deferred tax assets.

          DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners (IGP) by transferring its ownership interests to IGP in exchange for $1,030,000 of IGP's cash reserves. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which it consulted. The decision to dispose of the Company's interest in IGP resulted from the fact that it had not generated significant revenues or profits and had required significant cash infusion by the Company.

          Results of operations from Innovation Growth Partners were as follows during each fiscal year ended November 30:

                                                                    2002             2001           2000
                                                                 ---------------------------------------------
                Revenues of discontinued subsidiary               $          -    $    91,000     $  199,000
                                                                 =============================================
                Net loss from discontinued subsidiary,  net of
                   income tax benefits of $98,000 and $48,000
                   during 2001 and 2000, respectively             $ (1,020,000)   $  (806,000)    $ (517,000)
                                                                 =============================================

          No future losses are anticipated from the IGP disposal.

          RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000

          REVENUES: Revenues for fiscal 2001 increased to $5,208,000 compared to $3,335,000 in fiscal 2000. The primary reason for the increase was a full year of operations for the technical staffing division of eCalton, which commenced operations in July 2000. Revenues for the Internet business development division of eCalton were $1,148,000 in 2001 compared to $1,109,000 in 2000 and revenues for the technical staffing division of eCalton were $2,760,000 compared to $936,000. Also included in revenues was $1,300,000 in homebuilding consulting for both fiscal 2001 and 2000. Homebuilding consulting fees were derived from a consulting agreement that expired in December 2001.

          COSTS OF REVENUES: Project personnel and expenses for eCalton were $2,420,000 in 2001 compared to $1,514,000 in 2000. The increase is primarily attributable to a full year of operations for the technical staffing division, which began operations in July 2000.

          SELLING GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses experienced an increase from $7,162,000 in 2000 to $8,238,000 in 2001. The increase in 2001 is primarily from increased personnel and business activities at PrivilegeONE, a full year of operations for the technical staffing division of eCalton and a provision for uncollectible receivables in 2001. In addition, the Company recorded a non-cash charge in the amount of $367,000 in 2001 for stock options issued as consideration for consulting services, which is included in selling, general and administrative expenses.

          IMPAIRMENTS OF LONG-LIVED ASSETS: During the year ended November 30, 2001, the Company recognized impairment charges amounting to $359,000 related to property and equipment and $119,000 related to goodwill associated with the PrivilegeONE subsidiary. Such impairments arose after the subsidiary failed to meet its revenue projections and when it was further determined by management that the market conditions were not supportive of the subsidiary's ongoing revenue projections. During 2000, management concluded that goodwill associated with eCalton and PrivilegeONE having a carrying value of $324,000 had been permanently impaired and charged the entire amount to operations.

          INTEREST INCOME: Interest income in fiscal 2001 experienced a sharp decline compared to fiscal 2000 primarily due to a lower cash position as a result of the $22,375,000 liquidating cash dividend discussed in
          Note 7 to the consolidated financial statements, as well as a decline in short term interest rates.

          INCOME TAXES: The Company recorded a deferred tax benefit for income taxes amounting to $615,000, which represents the expected tax benefit of certain net operating loss carrybacks. During fiscal 2001 and 2000 the Company received federal income tax refunds in the amount of $362,000 and $1,298,000, respectively, resulting from the carrybacks of certain losses to years in which the Company paid income taxes.


          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL:

          The Company's consolidated financial statements are prepared on a going concern basis, which assumes that Calton will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, Calton has incurred losses from continuing operations of $(3,423,000), $(4,233,000) and $(4,809,000)
          and has used cash in continuing operations of $(3,497,000), $(3,810,000) and $(2,243,000) during the fiscal years ended November 30, 2002, 2001 and 2000, respectively. As of November 30, 2002, the Company has working capital of $2,193,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of Calton to continue its normal business operations as a going concern.

          Management's plans to sustain Calton operations include accelerating and augmenting revenue opportunities, principally in the credit card loyalty segment, curtailing operating expenses to the extent appropriate and raise additional debt or equity capital from external sources. As discussed above and in Note 6 to the accompanying financial statements, during 2002, Calton sold its non-performing interest in Innovation Growth Partners which contributed to the Company's net loss in the amounts of $(1,020,000), $(806,000) and $(517,000) during the fiscal years ended November 30, 2002, 2001 and 2000, respectively. In addition, the Internet development group of eCalton and PrivilegeONE consolidated office space to best cross train and to leverage employee skill sets. While management is actively addressing multiple sources of capital, there are currently no commitments, and there can be no assurances that sufficient capital can be raised under terms acceptable to management. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

          CASH FLOWS FROM OPERATING ACTIVITIES:

          The Company used $3,497,000 in 2002 operating activities, compared to $3,810,000 in 2001 operating activities. The use of cash in each period was due to operating losses incurred in each period. Such losses are anticipated to continue until the Company's credit card loyalty business segment commences the generation of significant revenues.


          CASH FLOWS FROM INVESTING ACTIVITIES:

          The Company generated cash of $2,020,000 from investing activities, principally from the cash that was made available from the sale of the Company's interest in Innovation Growth Partners as well as settlement of certain litigation claims of the Company. Currently, there are no formal plans to dispose of businesses. However, management is closely monitoring the business activities of all business segments and may chose to sell or dispose of such operations to either curtail expenses or generate cash.

          In addition, the Company currently has no commitments for capital acquisition or equity purchases.

          CASH FLOWS FROM FINANCING ACTIVITIES:

          The Company generated cash of $48,000 from financing activities from the sale of common stock to Company employees under the Company's employee stock purchase plan. The amount received of $60,000 was offset by purchases of treasury stock in the amount of $12,000. There are no further plans to purchase treasury stock in the open market.

          As a result of the above cash flow activities, cash decreased from $4,715,000 at November 30, 2001 to $3,286,000 at November 30, 2002.
          Total working capital deceased from $3,543,000 at November 30, 2001 to $2,193,000 at November 30, 2001. Working capital available to the Company as of November 30, 2002 is not currently sufficient to fund the Company current operating plan. As a result, management is engaged in reviewing alternative sources of capital and expense curtailment activities. There can be no assurance that management will be successful in its efforts to curtail expenses or raise capital in amounts sufficient to sustain operations and achieve the Company's plans.

          COMMITMENTS, GUARANTEES AND CONTINGENCIES

          LITIGATION CLAIMS:

          The Company continues to have responsibility for certain warranty and other claims in connection with the sale of Calton Homes and the purchase of PrivilegeONE. The agreement pursuant to which the Company sold Calton Homes in December 1998 requires the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally related to certain warranty claims on homes built. As of November 30, 2002 and 2001, $88,000 and $86,000, respectively, were maintained in an escrow account for such contingencies. However, the Company's indemnification obligations are not limited to the amount in escrow. As of November 30, 2002, the Company has accrued $710,000 for known and estimable contingencies related to the sale of Calton Homes, the purchase of PrivilegeONE and for matters that occur in the ordinary course of business. In July 2002, the purchaser served a Demand for Arbitration on the Company and is currently alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The arbitration is expected by management to be completed during 2003. The Company intends to assert certain counterclaims against the purchaser and seek recoveries from insurers and subcontractors. Management is in the process of reviewing the additional claims of the purchaser and currently believes that its reserves are adequate for this matter.

          In addition to the general indemnification clause, in the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Calton Homes purchaser. The liquidating trust will be funded with the current escrowed amounts plus $2,000,000. At this time, management does not plan to liquidate or dissolve the Company.

          CREDIT CARD PROCESSING AGREEMENT:

          The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program, plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. The Company has complied with the capitalization and contingency reserve requirements outlined in the Agreement.

          The Credit Card Loyalty Business Segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided through the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Failure to maintain such agreements would have a material adverse affect on the Credit Card Loyalty Business Segment and, possibly the Company.

          OPERATING LEASE COMMITMENTS:

          The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                            2003           $          97,000
                            2004                      82,000
                            2005                      68,000
                                          -------------------
                            Total          $         247,000
                                          ===================


          GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS:

          The Company has no guarantees outside of the consolidated organization and no off balance sheet arrangements of any nature.

          PARTICULARLY SENSITIVE ACCOUNTING ESTIMATES

          RESERVE FOR BAD DEBTS: The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. During the current year, an in-depth formal review was performed to review all open accounts receivable, write off balances known to be uncollectible against existing reserves, and estimate the appropriate levels of reserves on existing balances. As a result of this process, reserves were reduced from $404,000 as of November 30, 2001 to $31,000 as of November 30, 2002. Such reduction was effected by writing off $301,000 of deemed uncollectible accounts and a general reduction in the reserve of $72,000.

          OTHER RESERVES: The Company continues to have responsibility for certain warranty and other claims in connection with the sale of Calton Homes and the purchase of PrivilegeONE. This accrual requires significant subjective estimates about existing and future claims; the ultimate outcome may be known only as a result of litigation or arbitration proceedings. Currently, management makes its estimates based upon the best available evidence, which includes its historical experience in the home building industry and the counsel of outside lawyers engaged in litigating certain other matters. Management applies the provisions of SFAS 5 Accounting for Contingencies in making its estimates, where amounts that are probable and estimable are recorded. As a result of the Company's estimation processes, reserves for the various litigation claims of $710,000 are established as of November 30, 2002, compared to $686,000 as of November 30, 2001.

          RECENT ACCOUNTING PRINCIPLES

          SFAS NO. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE (SFAS NO. 148):

          During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. SFAS No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, INTERIM FINANCIAL REPORTING to require disclosure in the summary of significant accounting policies for all companies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

          SFAS No. 148 does not require Calton to transition from the intrinsic approach provided in APB No. 25. In addition, Calton does not currently plan to transition to the fair value approach in SFAS No.
          123. However, Calton has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

          FASB INTERPRETATION 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (INTERPRETATION 45):

          During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

          Calton is currently reviewing guarantees, contracts and indemnification agreements that may require fair value treatment under the new standard. However, the effect on its future financial statements is not currently determinable.

          SFAS NO. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS NO. 146):

          During July 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) (EITF-94-3). SFAS No. 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under

          EITF 94-3, such costs were generally recognized in the period in which an entity committed to an exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), SFAS No. 146 provides standards that provide for the timing of recognition of these types of benefits. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

          Management's plans with respect to the continuation of Calton as a going concern are described in Note 2. While there is currently no specific plans to exit activities as part of these plans, any such activity would require the application of SFAS No. 146.

          SFAS NO. 145 RESCISSION OF SFAS NO. 4, 44 AND 64, AMENDMENT OF SFAS NO. 13 AND TECHNICAL CORRECTIONS (SFAS 145):

          During April 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENTS OF DEBT (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS 145 is not expected to have a material impact on the Company's financial statements.

          SFAS NO. 144: ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS (SFAS 144):

          The Company early adopted (SFAS 144) during the first quarter of its fiscal year ended November 30, 2002. Statement 144 superseded Financial Accounting Standard No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS
          121). While SFAS 144 retained the fundamental provisions of Statement 121 as it relates to assessing and measuring the carrying values of long-lived assets to be held and used (e.g. property, equipment, goodwill, and intangibles), it significantly changed the approach to income statement recognition of discontinued operations. SFAS 144 introduced a "component" approach to determining whether a disposal should be reported as a discontinued operation. A component is generally defined as a group of assets that has discrete and discernable operations (such as a subsidiary or division). Prior accounting standards provided for discontinued operations in the event of sale or disposal of a complete operating segment. As a result of the adoption of SFAS 144, the Company has treated the sale of its interest in Innovation Growth Partners as a discontinued operation for financial reporting purposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company currently has no outstanding indebtedness other than accounts payable. As a result, the Company's exposure to market rate risk relating to interest rates is not material. The Company's funds are primarily invested in highly liquid money market funds with its underlying investments comprised of investment-grade, short-term corporate issues currently yielding approximately 1.41%. The Company does not believe that it is currently exposed to market risk relating to foreign currency exchange risk or commodity price risk. However, a substantial part of the Company's cash equivalents are not FDIC insured or bank guaranteed. As of November 30, 2002, the Company is reporting no readily marketable securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Financial Statements and Supplementary Data are set forth herein commencing on page F-1 of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by Item 10 with respect to directors is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report. The information required by Item 10 with respect to executive officers is presented in Part I - Item 4A of this report.

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

ITEM 14.  CONTROLS AND PROCEDURES

          As required by Rule 13d-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


                                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
                                                                                           Page
                                                                                           ----
    (a)   1. and 2.    Financial statements and financial statement schedules              F-1
                       Reference is made to the Index of Financial Statements
                       and Financial Statements Schedules hereinafter contained

          3.           Exhibits                                                            E-1
                       Reference is made to the Index of Exhibits hereinafter contained

    (b)                Reports on Form 8-K

                       On December 5, 2002, the Company filed a Report on
                       Form 8-K to report a strategic shift in the business strategy of PrivilegeONE.

                       On October 31, 2002, the Company filed a Report on
                       Form 8-K to announce the appointment of John G. Yates to the Board of Directors.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CALTON, INC.
                                      (Registrant)

Dated:  March 15, 2003           By:  /s/ Thomas C. Corley
                                      ------------------------------------------
                                      Thomas C. Corley, Senior Vice President,
                                      Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                     Title                              Date
             ---------                                     -----                              ----
/s/ Anthony J. Caldarone               Chairman and Chief Executive                      March 15, 2003
-------------------------------------  Officer (Principal Executive Officer)
Anthony J. Caldarone

/s/ Thomas C. Corley                   Senior Vice President, Chief Financial            March 15, 2003
-------------------------------------  Officer & Treasurer (Principal Financial
Thomas C. Corley                       & Accounting Officer)

/s/ Anthony J. Caldarone               Director                                          March 15, 2003
-------------------------------------
Anthony J. Caldarone

/s/ J. Ernest Brophy                   Director                                          March 15, 2003
-------------------------------------
J. Ernest Brophy

/s/ Mark N. Fessel                     Director                                          March 15, 2003
-------------------------------------
Mark N. Fessel

/s/ Kenneth D. Hill                    Director                                          March 15, 2003
-------------------------------------
Kenneth D. Hill

/s/ Robert E. Naughton                 Director                                          March 15, 2003
-------------------------------------
Robert E. Naughton

/s/ Frank Cavell Smith, Jr.            Director                                          March 15, 2003
-------------------------------------
Frank Cavell Smith, Jr.

/s/ John G. Yates                      Director                                          March 15, 2003
-------------------------------------
John G. Yates

                                  CERTIFICATION


     I, Anthony J. Caldarone, certify that:

1. I have reviewed this annual report on Form 10-K for the fiscal year ended November 30, 2002 of Calton, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 15, 2003

                                            ------------------------------------
                                            Anthony J. Caldarone
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION


     I, Thomas C. Corley, certify that:

1. I have reviewed this annual report on Form 10-K for the annual period ended November 30, 2002 of Calton, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 15, 2003

                                       -------------------------------------
                                       Thomas C. Corley
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer

                                        CALTON, INC. AND SUBSIDIARIES
                                      INDEX OF FINANCIAL STATEMENTS AND
                                        FINANCIAL STATEMENT SCHEDULE

                                                                                                       Page
                                                                                                       ----
       Report of Independent Certified Public Accountants                                              F-2

       Consolidated Balance Sheets as of November 30, 2002 and 2001 (restated)                         F-3

       Consolidated Statements of Operations for the Years Ended November 30, 2002, 2001 (restated)    F-4
       and 2000 (restated)

       Consolidated Statements of Cash Flows for the Years Ended November 30, 2002, 2001 (restated)    F-5
       and 2000 (restated)

       Consolidated Statements of Shareholders' Equity for the Years Ended November 30, 2002, 2001     F-6
       (restated) and 2000 (restated)

       Notes to Consolidated Financial Statements                                                      F-7


       Schedule:

                 II - Valuation and Qualifying Accounts

       -------------------------------

Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders
Calton, Inc.

We have audited the accompanying consolidated balance sheets of Calton, Inc. and Subsidiaries ("Calton") as of November 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of Calton's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries at November 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Calton will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are also discussed in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As more fully discussed in Note 10, the consolidated financial statements for 2001 and 2000 have been restated to reflect Innovation Growth Partners as a discontinued operation.



                                        /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
March 10, 2003


CALTON, INC.
CONSOLIDATED BALANCE SHEETS
NOVEMBER 30, 2002 AND 2001

                                                                                         November 30,          November 30,
                                                                                             2002                  2001
                                                                                       ---------------       ---------------
ASSETS                                                                                                           (RESTATED)
     Current Assets
         Cash and cash equivalents                                                      $   3,286,000         $   4,715,000
         Available for sale securities
         Holdback receivable                                                                   88,000                86,000
         Accounts receivable, net of allowance for doubtful accounts of
            $31,000 and $404,000 at November 30, 2002 and 2001, respectively                  281,000               479,000
         Prepaid expenses and other current assets                                            143,000               173,000
                                                                                       ---------------       ---------------
            Total current assets                                                            3,798,000             5,453,000
                                                                                       ---------------       ---------------
         Non-current portion of holdback receivable
         Notes receivable
         Goodwill

         Investments                                                                                -               750,000
         Property and equipment, net                                                          107,000               355,000
         Assets of discontinued subsidiary                                                          -             3,255,000
         Other assets                                                                               -                     -
                                                                                       ---------------       ---------------
            Total assets                                                                $   3,905,000         $   9,813,000
                                                                                       ===============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                       $   1,118,000         $   1,423,000
         Deferred taxes                                                                       487,000               487,000
                                                                                       ---------------       ---------------
            Total current liabilities                                                       1,605,000             1,910,000
                                                                                       ---------------       ---------------

     Commitments and contingencies (Note 10)                                                        -                     -

     Liabilities of discontinued component                                                          -               686,000
                                                                                       ---------------       ---------------
            Total liabilities                                                               1,605,000             2,596,000
                                                                                       ---------------       ---------------

     Shareholders' Equity
         Common stock, $.05 par value, 10,740,000 shares authorized;
            4,644,000 and 4,417,000 shares outstanding at November 30, 2002
            and November 30, 2001, respectively                                               232,000               221,000
         Additional paid-in capital                                                        12,138,000            13,134,000
         Retained earnings (deficit)                                                         (968,000)            4,016,000
         Unrealized loss on available for sale securities
         Less cost of shares held in treasury, 1,607,000 and 1,782,000 shares
            as of  November 30, 2002 and November 30, 2001, respectively                   (9,102,000)          (10,154,000)
                                                                                       ---------------       ---------------
            Total shareholders' equity                                                      2,300,000             7,217,000
                                                                                       ---------------       ---------------
            Total liabilities and shareholders' equity                                  $   3,905,000         $   9,813,000
                                                                                       ===============       ===============

                                       See notes to consolidated financial statements.

                                                             F-3


CALTON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000


                                                                              2002              2001              2000
                                                                         --------------    --------------    --------------
                                                                                             (RESTATED)         (RESTATED)
REVENUE
    Technical staffing services                                           $  1,274,000      $  2,760,000      $    926,000
    Consulting services                                                        108,000         1,300,000         1,300,000
    Website design and implementation                                          538,000         1,148,000         1,109,000
    Credit card loyalty program revenue                                         34,000                 -                 -
                                                                         --------------    --------------    --------------
                                                                             1,954,000         5,208,000         3,335,000
                                                                         --------------    --------------    --------------
COSTS AND EXPENSES
    Project personnel and expenses                                           1,238,000         2,420,000         1,514,000
    Credit card loyalty program direct expenses                                 12,000                 -                 -
    Selling, general and administrative                                      4,312,000         8,238,000         7,162,000
    Impairment of long lived assets                                            116,000           478,000           324,000
                                                                         --------------    --------------    --------------
                                                                             5,678,000        11,136,000         9,000,000
                                                                         --------------    --------------    --------------
      Loss from operations                                                  (3,724,000)       (5,928,000)       (5,665,000)

OTHER (EXPENSE) INCOME
    Interest income                                                            124,000         1,082,000         2,117,000
    Gain on the sale of subsidiary stock                                             -            96,000                 -
    Loss on investments                                                       (750,000)                -        (1,708,000)
    Gains on recoveries on investments                                         350,000                 -                 -
    Litigation settlements                                                     458,000                 -                 -
    Other income                                                               119,000                 -                 -
                                                                         --------------    --------------    --------------
      Loss from continuing operations before income taxes,
        minority interest and discontinued operations                       (3,423,000)       (4,750,000)       (5,256,000)

INCOME TAX BENEFIT                                                                   -           517,000           447,000
                                                                         --------------    --------------    --------------
      Loss from continuing operations                                       (3,423,000)       (4,233,000)       (4,809,000)
                                                                         --------------    --------------    --------------
DISCONTINUED OPERATIONS:
    Loss from operations of discontinued subsidiary, net of income
      tax benefits of $98,000 and $48,000 in 2001 and 2000                  (1,020,000)         (806,000)         (517,000)
    Loss from disposals of discontinued subsidiaries, net of income
      tax benefits of $84,000 in 2000                                         (541,000)                -          (570,000)
                                                                         --------------    --------------    --------------
      Loss from discontinued operations                                     (1,561,000)         (806,000)       (1,087,000)
                                                                         --------------    --------------    --------------

NET LOSS                                                                  $ (4,984,000)     $ (5,039,000)     $ (5,896,000)
                                                                         ==============    ==============    ==============

LOSS PER SHARE:
    Basic and Diluted:
      Loss from continuing operations                                     $      (0.76)     $      (0.98)     $      (1.13)
      Loss from discontinued operations                                          (0.35)            (0.19)            (0.25)
                                                                         --------------    --------------    --------------
      Net loss per common share                                           $      (1.11)     $      (1.17)     $      (1.38)
                                                                         ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                                  4,509,000         4,292,000         4,276,000
                                                                         ==============    ==============    ==============
      Diluted                                                                4,509,000         4,292,000         4,276,000
                                                                         ==============    ==============    ==============

                                       See notes to consolidated financial statements.

                                                             F-4


CALTON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000


                                                                           2002               2001                2000
                                                                      ---------------   ----------------     ---------------
                                                                                           (RESTATED)          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $ (4,984,000)     $  (5,039,000)       $ (5,896,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
     Impairment of investments                                              750,000                  -           1,708,000
     Losses from disposals of discontinued component                        541,000                  -             654,000
     Impairments of long lived assets                                       116,000            478,000             324,000
     Provision for uncollectible receivables                                (72,000)           282,000             121,000
     Depreciation and amortization                                          139,000            195,000             201,000
     Stock-based compensation                                                19,000            367,000              35,000
     Deferred income taxes                                                        -           (615,000)            647,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                269,000            (22,000)           (533,000)
         Prepaid expenses and other assets                                   30,000             39,000             (15,000)
         Accounts payable, accrued expenses and other liabilities          (305,000)           144,000             501,000
         Refundable income taxes                                                  -            361,000                   -
                                                                      ---------------   ----------------     ---------------
Net cash from operating activities                                       (3,497,000)        (3,810,000)         (2,253,000)
                                                                      ---------------   ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Assets and liabilities of discontinued subsidiaries                  2,028,000         (1,016,000)         (1,910,000)
     Purchases of property and equipment                                     (6,000)          (461,000)           (544,000)
     Receipts from (payments to) holdback escrow account                     (2,000)         1,203,000           2,104,000
     Purchases of investments                                                     -           (618,000)           (967,000)
     Acquisition of business                                                      -                  -            (138,000)
     Proceeds from the sale of investments                                        -                  -           1,366,000
                                                                      ---------------   ----------------     ---------------
Net cash from investing activities                                        2,020,000           (892,000)            (89,000)
                                                                      ---------------   ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                             (12,000)          (415,000)         (1,051,000)
     Cash dividend                                                                -        (22,375,000)                  -
     Proceeds from the sale of treasury stock and
         exercise of stock options                                           60,000          1,665,000             149,000
                                                                      ---------------   ----------------     ---------------
Net cash from financing activities                                           48,000        (21,125,000)           (902,000)
                                                                      ---------------   ----------------     ---------------

Net (decrease)  in cash and cash equivalents                             (1,429,000)       (25,827,000)         (3,244,000)
Cash and cash equivalents at beginning of period                          4,715,000         30,542,000          33,786,000
                                                                      ---------------   ----------------     ---------------
Cash and cash equivalents at end of period                             $  3,286,000      $   4,715,000        $ 30,542,000
                                                                      ===============   ================     ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                            $          -      $           -        $      2,000
                                                                      ===============   ================     ===============
     Cash paid for income taxes                                        $          -      $      19,000        $     35,000
                                                                      ===============   ================     ===============
     Non-cash investing and financing activities:
         Issuance of stock options in business acquisition             $          -      $     127,000        $          -
                                                                      ===============   ================     ===============

                                       See notes to consolidated financial statements.

                                                             F-5


CALTON, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
(AMOUNTS IN THOUSANDS)


                                                                                          Accumulated
                                     Common Stock      Additional   Retained                 Other        Total
                                   -----------------   Paid In      Earnings    Treasury    Compre-    Shareholders'  Comprehensive
                                   Shares     Amount   Capital      (Deficit)    Stock    hensive Loss    Equity      Income (Loss)
                                   ------     ------  ------------  ---------  ---------- ------------ -------------  -------------
Balances,
 Balances December 1, 1999         4,295      $ 215     $ 32,704     $14,951   $  (8,698)     $(518)     $ 38,654
 Net Loss                              -          -            -      (5,896)          -          -        (5,896)       $ (5,896)
 Exercise of stock options            73          4          145           -           -          -           149               -
 Stock options granted                 -          -           35           -           -          -            35               -
 Recapitalization and retirement      (1)         -          (10)          -           -          -           (10)              -
 Income tax refund                     -          -          478           -           -          -           478               -
 Purchases of treasury stock        (235)       (12)          12           -      (1,041)         -        (1,041)              -
 Unrealized losses on securities       -          -            -           -           -        518           518             518
                                  -------    -------   ----------   ---------  ----------    -------    ----------      -----------
Balances November 30, 2000         4,132      $ 207     $ 33,364     $ 9,055   $  (9,739)     $   -      $ 32,887        $ (5,378)
                                                                                                                        ===========
 Net Loss                              -          -            -      (5,039)          -          -        (5,039)       $ (5,039)
 Exercise of stock options           451         22        1,643           -           -          -         1,665               -
 Cash dividend                         -          -      (22,375)          -           -          -       (22,375)              -
 Stock options granted-acquisition     -          -          127           -           -          -           127               -
 Stock options granted-employees       -          -          367           -           -          -           367               -
 Purchases of treasury stock        (166)        (8)           8           -        (415)         -          (415)              -
                                  -------    -------   ----------   ---------  ----------    -------    ----------      -----------
Balances November 30, 2001         4,417      $ 221     $ 13,134     $ 4,016   $ (10,154)     $   -      $  7,217        $ (5,039)
                                                                                                                        ===========
 Net Loss                              -          -            -      (4,984)          -          -        (4,984)       $ (4,984)
 Stock issued to Directors            52          3           16           -           -          -            19               -
 Purchases of treasury stock         (19)        (1)           1           -         (12)         -           (12)              -
 Stock issued to employee stock                                                                                                 -
 ownership plan                      194          9       (1,013)          -       1,064          -            60               -
                                  -------    -------   ----------   ---------  ----------    -------    ----------      -----------
Balances November 30, 2002         4,644      $ 232     $ 12,138     $  (968)  $  (9,102)     $   -      $  2,300        $ (4,984)
                                  =======    =======   ==========   =========  ==========    =======    ==========      ===========


                                       See notes to consolidated financial statements.

                                                             F-6

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESSES

     Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in (i) providing Internet business solutions and technology based staffing and consulting services through its wholly owned subsidiary, eCalton.com, Inc. ("eCalton") and (ii) the development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC, ("PrivilegeONE"),

     In April 2002, Calton, Inc. disposed of its 51% ownership interest in Innovation Growth Partners ("IGP"), a management consulting company (see
     Note 6). The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation. As also discussed in Note 6 the Company discontinued its Calton Homes operation during its fiscal year ended November 30, 1999, with respect to which $570,000 of loss was recorded in 2000.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Calton, Inc. and its majority-owned and wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     REVENUE RECOGNITION

     Revenues from technical staffing services are derived from service contracts with principally commercial business customers. Technical staffing revenues are recognized when earned, which is when the staffing services are rendered, and considered by management to be collectible. Revenues from website design and implementation are derived under short-term time-and-material and, to a lesser extent, fixed price contracts with principally commercial business customers. Website design and implementation revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Website design and implementation revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of November 30, 2002 and 2001. Revenues from consulting services were derived solely from the purchaser of Calton Homes under a contract that expired on December 31, 2001. Consulting services revenues were recognized as the services were rendered. The Company's services contain no material warranty or return privileges.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist of demand deposits and highly liquid money market funds. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INVESTMENTS

     The Company classifies all short-term equity investments as available-for-sale securities. Such investments are carried at fair value based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of comprehensive income (loss) in shareholders' equity. Realized gains and losses, and declines in value judged to be other than temporary, are included in the caption "Loss on Investments" (see Note 3). The Company classifies debt-type investments for which it has a positive intent and ability to hold to maturity as held-to-maturity investments. Held-to-maturity investments are recorded and measured at amortized cost.

     PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost. Computer equipment is being depreciated using the straight-line method over a useful life of three to four years, office furniture is being depreciated using the straight-line method over five years, and leasehold improvements are being depreciated using the straight-line method over the terms of the respective leases, which range from one to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

     IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company performs an assessment of the carrying values of fixed assets and other long-lived assets to be held and used when indications that the carrying value of such assets may not be recoverable are present. This review consists of a comparison of the carrying value of the assets with expected undiscounted cash flows. If the respective carrying values exceed undiscounted cash flows, the impairment is measured using fair value measures to the extent available, or discounted cash flows. During the year ended November 30, 2002, the Company recognized impairment charges amounting to $116,000 related to property and equipment associated with the Company's Internet and Staffing segment. Such impairment arose when the segment failed to meet its revenue projections and management determined that the market conditions were not supportive of the segment's ongoing revenue projections.

     During the year ended November 30, 2001, the Company recognized impairment charges amounting to $359,000 related to property and equipment and $119,000 related to goodwill associated with the PrivilegeONE subsidiary. Such impairments arose after the subsidiary failed to meet its revenue projections and when it was further determined by management that the market conditions were not supportive of the subsidiary's ongoing revenue projections. During 2000, management concluded that goodwill associated with eCalton and PrivilegeONE having a carrying value of $324,000 had been permanently impaired and charged the entire amount to operations.

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

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, investments, account payable, accrued expenses and other liabilities. At November 30, 2002 and 2001, the fair value of these instruments approximated their carrying value.

     ADVERTISING EXPENSE

     The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $61,000, $200,000 and $86,000 for the years ended November 30, 2002, 2001 and 2000, respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     LOSS PER SHARE COMPUTATIONS

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

     The effect of 731,000, 692,000 and 979,000 stock options and warrants outstanding at November 30, 2002, 2001 and 2000, respectively, were not included in the calculation of diluted loss per share for each of those years, as they were anti-dilutive.

     STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, the Company recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. The Company accounts for non-employee stock-based compensation using the fair value approach for stock options and warrants, in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ARRANGEMENTS.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED COMPENSATION (CONTINUED)

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 (See Recent Accounting Pronouncements," below.):

          Year ended November 30:                                               2002                2001               2000
                                                                         ------------------- ------------------- ------------------
          Net loss, as reported                                           $     (4,984,000)   $     (5,039,000)   $    (5,896,000)
                                                                         =================== =================== ==================
          Loss per share, as reported                                     $          (1.11)   $          (1.17)   $         (1.38)
                                                                         =================== =================== ==================
          Stock-based employee compensation costs used in the
          determination of net loss, as reported                          $          (0.00)   $       (367,000)   $         (0.00)
                                                                         =================== =================== ==================
          Stock-based employee compensation costs that would have been included in the determination of net loss if the fair value
          method (Statement 123) had been applied to all awards           $         (4,000)   $        (41,000)   $       (40,000)
                                                                         =================== =================== ==================
          Unaudited pro forma net loss, as if the fair value method
          had been applied to all awards                                  $     (4,988,000)   $     (5,080,000)   $    (5,936,000)
                                                                         =================== =================== ==================
          Unaudited pro forma loss per share, as if the fair value
          method had been applied to all awards                           $          (1.11)   $          (1.18)   $         (1.39)
                                                                         =================== =================== ==================

     Stock based compensation costs that would have been included in the determination of net loss if the fair value method is had been applied is calculated using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of .8, risk-free interest rate of 2.64% in 2002, 4.88% in 2001 and 6.54% in 2000, assumed forfeiture rate as they occur, and an expected life of 7.9, 6.0 and 5.8 years at November 30, 2002, 2001 and 2000, respectively.

     RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE (SFAS No. 148):

     During December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148. SFAS No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123. SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, INTERIM FINANCIAL REPORTING to require disclosure in the summary of significant accounting policies for all companies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     SFAS No. 148 does not require Calton to transition from the intrinsic approach provided in APB No. 25. In addition, Calton does not currently plan to transition to the fair value approach in SFAS No. 123. However, Calton has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45:)

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     Calton is currently reviewing guarantees, contracts and indemnification agreements that may require fair value treatment under the new standard. However, the effect on its future financial statements is not currently determinable.

     SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS No. 146):

     During July 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING) (EITF-94-3). SFAS No. 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to an exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements), SFAS No. 146 provides standards that provide for the timing of recognition of these types of benefits. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     Management's plans with respect to the continuation of Calton as a going concern are described in Note 2. While there is currently no specific plans to exit activities as part of these plans, any such activity would require the application of SFAS No. 146.

     SFAS No. 145 RESCISSION OF SFAS NO. 4, 44 AND 64, AMENDMENT OF SFAS NO. 13 AND TECHNICAL CORRECTIONS (SFAS 145):

     During April 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENTS OF DEBT (SFAS No.
     4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. SFAS 145 is not expected to have a material impact on the Company's financial statements.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     2.   LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying financial statements are prepared on a going concern basis, which assumes that Calton will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, Calton has incurred losses from continuing operations of $(3,423,000), $(4,233,000) and $(4,809,000) and
     has used cash in continuing operations of $(3,497,000), $(3,810,000) and $(2,243,000) during the fiscal years ended November 30, 2002, 2001 and 2000, respectively. As of November 30, 2002, the Company has working capital of $2,193,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of Calton to continue its normal business operations as a going concern.

     Management's plans to sustain Calton operations include accelerating and augmenting revenue opportunities, principally in the Credit Card Loyalty Business Segment, curtailing operating expenses to the extent appropriate and raise additional debt or equity capital from external sources. During 2002, Calton sold its non-performing interest in Innovation Growth Partners which contributed to the Company's net loss in the amounts of $(1,020,000), $(806,000) and $(517,000) during the fiscal years ended November 30, 2002, 2001 and 2000, respectively. In addition, the Internet development group of eCalton and PrivilegeONE consolidated office space to best cross train and to leverage employee skill sets. While management is actively addressing multiple sources of capital, there are currently no commitments, and there can be no assurances that sufficient capital can be raised under terms acceptable to management. In addition, the Credit Card Loyalty Business Segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Failure to maintain such agreements would have a material adverse affect on the Credit Card Loyalty Business Segment and, possibly the Company. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

     3.   INVESTMENTS

     In September 2001, the Company advanced $750,000 to Automated Information Management, Inc. ("AIM") in exchange for a convertible promissory note (the "AIM Note") and a warrant to acquire 1,059,660 shares of AIM Common Stock at an exercise price of $2.12 per share. The AIM Note provided that the note was mandatorily convertible into 1,000,000 shares of AIM Common Stock no later than five days after the Company was given notice that the Securities and Exchange Commission had declared a proposed registration of these shares effective. AIM defaulted on its agreement to register the shares. Management performed an assessment of the AIM Note during the first fiscal quarter of 2002 and, based upon a review of AIM's operating results, which were materially different than projections provided to management by AIM, management believed that the note was not fully recoverable. As a result, the investment was written off during the first fiscal quarter of 2002. Subsequent to the impairment, AIM repaid $150,000 of the principal amount due under the note. In July 2002, the Company entered into a Forbearance Agreement ("the Agreement") with Bodark T. Corporation ("Bodark"), the successor of AIM. Pursuant to the Agreement, the Company agreed to forbear from exercising remedies provided that Bodark repaid the remaining principal balance of $600,000 outstanding under the AIM Note in equal installments on August 31, 2002, October 31, 2002 and November 30, 2002. In addition, the Company was issued 1,000,000 shares of Bodark common stock and warrants to acquire 1,059,660 shares of Bodark common stock at an exercise price of $2.12 per share. The warrant originally issued by AIM was cancelled. In September 2002, Bodark remitted the August 31, 2002 payment of $200,000. Both this payment and the $150,000 received from AIM subsequent to the impairment was recorded as other income in the accompanying 2002 statement of operations, and the Company will record any subsequent payments upon the date of receipt. Bodark has not paid any of the remaining installments. Management continues to believe the note is not fully recoverable due to economic conditions affecting Bodark's ability to make good on its obligation on the AIM Note.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     3.   INVESTMENTS (CONTINUED)

     At November 30, 2002 and 2001 the Company also held 518,000 shares of CorVu Corporation common stock ("CorVu" OTCBB: CRVU). The Company had previously valued and reported these securities based on the closing price of CorVu common stock, as reported on the "Over-the-Counter" Bulletin Board. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has assessed the carrying value of these shares and concluded that the decline in value was other than temporary. This conclusion was based on, among other things, CorVu's financial condition and sustained losses from operations, the low per share value at which CorVu common stock is trading, the Company's inability to liquidate its shares in CorVu, and other factors that management considered relevant under the circumstances. The loss associated with this other-than-temporary impairment amounted to $990,000 for fiscal 2000, and is included on the statement of operations as loss on investments.

     In addition to the CorVu loss described above, the fiscal 2000 loss on investments includes a capital loss on the sale of common stock of two publicly traded New York Stock Exchange companies in the amount of $508,000, for which the Company received proceeds in the amount of approximately $1,350,000. The remaining $210,000 of loss on investments resulted from the write off of non-readily marketable securities.

     4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of November 30, 2002 and 2001:


                                                  November 30,      November 30,
                                                     2002              2001
                                                --------------    --------------
                                                                    (RESTATED)
        Computer equipment and furniture         $    176,000      $    577,000
        Leasehold improvements                         65,000           155,000
        Other                                           1,000                 -
                                                --------------    --------------
                                                      242,000           732,000
               Less: Accumulated Depreciation        (135,000)         (377,000)
                                                --------------    --------------
                                                 $    107,000      $    355,000
                                                ==============    ==============

     5.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

     Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2002 and 2001:


                                                  November 30,      November 30,
                                                     2002              2001
                                                --------------    --------------
                                                                    (RESTATED)
        Accounts payable, trade                  $    121,000      $    152,000
        Accrued expenses                              287,000           585,000
        Accrued contingency reserves (Note 10)        710,000           686,000
                                                --------------    --------------
                                                 $  1,118,000      $  1,423,000
                                                ==============    ==============

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     6.   BUSINESS ACQUISITION AND DIVESTITURE ACTIVITIES

     PRIVILEGEONE In January 2000, the Company acquired a 50.4% collective direct and indirect equity interest (through ownership in a parent company) in PrivilegeONE Networks, LLC. PrivilegeONE was formed in 1999 to develop a customer loyalty program for automobile dealers, including the development of a co-branded credit card. The purchase price for the Company's interest in PrivilegeONE was comprised of $105,000 in cash and a five-year warrant to acquire 240,000 shares of the Company's Common Stock at an exercise price of $12.50 per share. As a result of the acquisition, the Company recorded goodwill in the amount of $138,000, which was originally to be amortized over five years. However, during fiscal 2000 management concluded that this goodwill had been permanently impaired and charged the entire unamortized balance of goodwill to operations. The warrant became exercisable only if PrivilegeONE surpassed certain specified earnings targets. In addition to its equity interest, the Company agreed to loan up to $1,500,000 to PrivilegeONE pursuant to a note that bore interest at the rate of 10% per annum and was to become due in January 2004. The Company entered into agreements with the other owners of PrivilegeONE and its parent company that obliged each of the owners to offer its equity interest in PrivilegeONE or its parent to the other owners in the event that the owner wished to transfer its equity interest.

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

     INNOVATION GROWTH PARTNERS In June 2000, the Company acquired a 51% interest in IGP, a newly formed entity established to develop businesses, provide management and consulting services and acquire controlling interests in entrepreneurial and development stage companies.

     In exchange for its controlling interest in IGP, the Company contributed $1,500,000 in cash and agreed to loan up to $3,500,000 (the "IGP Note") to the new venture. The IGP Note, which bore interest at a rate equal to prime plus one percent per annum, was to be due in June 2004. Executive management of IGP contributed $500,000 in cash and certain assets, including existing client contracts, in exchange for their collective 49% interest. The accounts of IGP were consolidated along with those of the Company, with the executive management's interest shown as minority interest. Certain owners of IGP were issued warrants to acquire an aggregate 11.1% interest in IGP at a value to be determined by appraisal if certain events occurred, including the completion of a public offering, a merger or other business combination, a change of control of the Company, or if Anthony J. Caldarone ceased to be Chairman of the Company. The original purchase agreement provided that IGP management would be granted options to acquire up to 150,000 shares of Common Stock of the Company at an exercise price of $5.56 per share if IGP surpassed certain specified earnings targets. Such earnings levels were not achieved.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     6.   BUSINESS ACQUISITION AND DIVESTITURE ACTIVITIES (CONTINUED)

     On April 23, 2002, the Company disposed of its 51% interest in IGP by delivering its ownership interests to the IGP management in exchange for $1,030,000 of IGP's cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, from its inception, IGP did not generate significant revenues or profits and required significant cash infusion. The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation as provided in SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which was early adopted in the first fiscal quarter of the Company's year ended November 30, 2002.

     Results of operations from Innovation Growth Partners are as follows:

                                                               2002            2001           2000
                                                          --------------------------------------------
        Revenues of discontinued subsidiary                $          -    $   91,000     $  199,000
                                                          ============================================
        Net loss from discontinued subsidiary,  net of
           income tax benefits of $98,000 and $48,000
           during 2001 and 2000, respectively              $ (1,020,000)   $ (806,000)    $ (517,000)
                                                          ============================================

     CALTON HOMES On December 31, 1998, the Company completed the sale of Calton Homes. The sales price for the stock of Calton Homes was $48,100,000 plus certain post-closing adjustments. In fiscal 1999, the Company recorded a pretax gain of $7,591,000 on the sale. In fiscal 2000, the Company recorded an additional provision for certain costs associated with the sale in the amount of $654,000, which reduced the previously recognized gain on sale to $6,937,000.

     The pro forma effects of the Company's acquisition activities were not material to the financial results for the periods presented.

     7.   SHAREHOLDERS' EQUITY ACTIVITY

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

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     7.   SHAREHOLDERS' EQUITY ACTIVITY (CONTINUED)

     STOCK REPURCHASE PROGRAM

     During 1998 the Company commenced a stock repurchase program covering up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. Treasury stock is recorded at cost as a reduction of shareholders' equity. During the fiscal years ended November 30, 2002, 2001, and 2000, the Company purchased 19,000, 167,000 and 235,000 shares of common stock for $12,000, $415,000 and $1,051,000, respectively.

     STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

     As of November 30, 2002 there were 271,000 options exercisable under all plans in the aggregate with a weighted average exercise price of $5.53. Stock option activity is summarized as follows (shares in thousands):

                                   2002                           2001                         2000
                                   ----                           ----                         ----
                                           WEIGHTED                     WEIGHTED                     WEIGHTED
                                           AVERAGE                      AVERAGE                      AVERAGE
                                           EXERCISE                     EXERCISE                     EXERCISE
                              OPTIONS       PRICE         OPTIONS         PRICE        OPTIONS        PRICE
                             -----------------------------------------------------------------------------------
     Outstanding
      Beginning of year         292       $    5.89          459       $    6.04          372        $    3.44
      Granted at market price   467            0.45          359            3.31          167            10.29
      Exercised                  --              --        (451)            3.32         (72)             2.00
      Expired or cancelled     (28)           l0.79         (75)            3.75          (8)            10.85
                             -----------------------------------------------------------------------------------
     Outstanding -
      End of year               731       $    3.24          292       $    5.89          459        $    6.04
                             ===================================================================================
     Exercisable as of
      November 30               271       $    5.53          100       $    6.91          346        $    4.79
                             ===================================================================================

     The weighted average exercise price of the options granted during fiscal years ended 2002, 2001 and 2000 is $0.45, $3.31 and $10.29, respectively.
     The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     7.   SHAREHOLDERS' EQUITY ACTIVITY (CONTINUED)

     STOCK COMPENSATION PROGRAMS AND TRANSACTIONS (CONTINUED)

                          Options and Warrants Outstanding                                     Exercisable
     ---------------------------------------------------------------------------   --------------------------------
          Range of                          Weighted Avg.        Weighted Avg.                      Weighted Avg.
           Prices            Number         Remaining Life      Exercise Price        Number       Exercise Price
     -----------------   --------------   ------------------  ------------------   ------------  ------------------
     $   0.01 - 1.00           509,000        8.95 yrs.        $           0.50         10,000    $           0.83
         1.01 - 5.00            50,200        3.50 yrs.                    4.12        106,840                3.59
         5.01 - 6.00             4,000        1.50 yrs.                    5.45         10,000                5.45
         6.01 - 7.00           120,000        6.25 yrs.                    6.10        120,000                6.10
         7.01 - 9.00             8,000        2.50 yrs                     8.75          8,000                8.75
       13.01 - 14.00            40,000        7.25 yrs.                   13.90         16,000               13.90
                         --------------   ------------------  ------------------   ------------  ------------------

     $  0.01 - 14.00           731,200        7.93 yrs.        $           3.24        270,840    $           5.53
                         ==============   ==================  ==================   ============  ==================

     During 2002, the Company sold 194,000 shares of treasury stock to employees participating in the Employee Stock Purchase plan for $60,000. Treasury stock was relieved using the weighted average purchase price of all shares in treasury, and the difference was recorded as a reduction of paid-in capital.

     During 2001, an officer resigned, but remained as a Board member and agreed to act as a consultant to the Company. As a result, the Board vested 80,000 previously granted options in return for his consulting services, which resulted in a charge of $367,000.

     As more fully discussed in Note 6, during May 2001, the Company granted options to purchase 200,000 shares of Common Stock in connection with the acquisition of the minority interest in PrivilegeONE. The options were fair valued at $127,000 using the Black-Scholes pricing model.

     As of November 30, 2002, there were 4,000 shares of common stock reserved for possible future issuances under the Company's stock option plans.

     PREFERRED STOCK RIGHTS AGREEMENTS

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

     The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     7.   SHAREHOLDERS' EQUITY ACTIVITY (CONTINUED)

     PREFERRED STOCK RIGHTS AGREEMENTS (CONTINUED)

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

     8. INCOME TAXES

     The income tax (expense) benefit consisted of the following for the years ended November 30, 2002, 2001, and 2000:

                                                    2002           2001          2000
                                                -------------------------------------------
          Federal income taxes:
                 Current                         $          -   $    (98,000)  $   557,000
                 Deferred                                   -        615,000       (84,000)
                 Provision in lieu of taxes                 -              -             -
          State income taxes:
                 Current                                    -              -       (26,000)
                 Provision in lieu of taxes                 -              -             -
                                                -------------------------------------------
          Total federal and state income taxes              -        517,000       447,000

          Discontinued operations                           -         98,000       132,000
                                                -------------------------------------------
                                                 $          -    $   615,000   $   579,000
                                                ===========================================

     The federal net operating loss carryforward for tax purposes is approximately $24,732,000 at November 30, 2002. The Company's ability to utilize its deferred tax assets including the federal net operating loss carryforwards, created prior to November 21, 1995 to offset future income is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2022.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     8.   INCOME TAXES (CONTINUED)

     The following schedule reconciles the income tax (expense) benefit at the federal statutory rate (35%) to the effective rate:

                                                        2002            2001            2000
                                                    ----------------------------------------------

          (Provision) benefit using statutory rate   $   1,743,000   $   1,967,000   $  2,266,000
          Change in valuation allowance                 (1,743,000)     (1,352,000)    (1,851,000)
          Other                                                  -               -        164,000
                                                    ----------------------------------------------
                                                     $           -   $     615,000   $    579,000
                                                    ==============================================


     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities as of November 30, 2002 and 2001 are as follows:


                                                       Deferred Tax Assets (Liabilities)
                                                     ------------------------------------
                                                           2002                2001
                                                     ------------------------------------
Net operating losses                                  $   10,751,000     $    9,910,000
Asset impairment charges                                     321,000            281,000
Accrued obligations arising from Calton Homes sale           261,000            252,000
Capital loss carryforwards                                   189,000                  -
Investment impairment charges                                140,000                  -
Bad debt and other allowances                                 11,000            234,000
Other                                                         47,000             76,000
                                                     ------------------------------------
  Deferred tax assets                                     11,720,000         10,753,000
  Deferred tax liabilities                                  (487,000)          (487,000)
Less: Valuation allowances                               (11,720,000)       (10,753,000)
                                                     ------------------------------------
Net deferred taxes                                    $     (487,000)     $    (487,000)
                                                     ====================================

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     9.   INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in three business segments, as follows.

     INTERNET DEVELOPMENT AND STAFFING

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

     CORPORATE AND CONSULTING

     Revenues from consulting services were derived solely from the purchaser of Calton Homes under a contract that expired on December 31, 2001. The Company recognized revenues in the Corporate and Consulting Services division from the purchaser in the amount of $108,000, $1,300,000 and $1,300,000 for the years ended November 30, 2002, 2001 and 2000, respectively. No further revenues from this contract are expected.

     CREDIT CARD LOYALTY BUSINESS

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

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     Operating results, by segment, for the years ended November 30, 2002, 2001 and 2000 are as follows (in thousands):

                                                    Fiscal year ended November 30, 2002
                                     ------------------------------------------------------------------
                                         eCalton           P1            Corp/IGP
                                        Internet       Credit Card     Corporate and
                                       Development       Loyalty        Consulting          Total
                                      and Staffing      Business         Services          Company
                                     ------------------------------------------------------------------
Segment revenues                      $        1,812    $         34     $         108    $      1,954
Cost of revenues                               1,238              12                 -           1,250
Depreciation and amortization                     86               -                53             139
Interest income                                    -               -               124             124
Loss from operations                            (881)         (1,346)           (1,196)         (3,423)
Net loss                                        (881)         (1,346)           (2,757)         (4,984)
Total assets                          $          321    $         22     $       3,562    $      3,905

                                                 Fiscal year ended November 30, 2001 - Restated
                                     ------------------------------------------------------------------
                                        Internet       Credit Card     Corporate and
                                       Development       Loyalty        Consulting          Total
                                      and Staffing      Business         Services          Company
                                     ------------------------------------------------------------------

Segment revenues                      $        3,908    $          -     $       1,300    $      5,208
Cost of revenues                               2,420               -                 -           2,420
Depreciation and amortization                    132               5                58             195
Interest income                                    -               -             1,082           1,082
Loss from operations                          (1,399)         (3,012)             (339)         (4,750)
Income tax benefit                                 -               -              (517)           (517)
Net loss                                      (1,399)         (3,012)             (628)         (5,039)
Total assets                          $          562    $         18     $       9,233    $      9,813

                                                 Fiscal year ended November 30, 2000 - Restated
                                     ------------------------------------------------------------------
                                        Internet       Credit Card     Corporate and
                                       Development       Loyalty        Consulting          Total
                                      and Staffing      Business         Services          Company
                                     ------------------------------------------------------------------

Segment revenues                      $        2,035    $          -     $       1,300    $      3,335
Cost of revenues                               1,514               -                 -           1,514
Depreciation and amortization                    109              26                66             201
Interest income                                    -               -             2,117           2,117
Loss from operations                          (2,910)         (1,709)             (637)         (5,256)
Income tax benefit                                 -               -              (447)           (447)
Net loss                                      (2,911)         (1,859)           (1,126)         (5,896)
Total assets                          $        1,172    $         39     $      33,889    $     35,100

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     10.  COMMITMENTS AND CONTINGENT LIABILITIES

     CALTON HOMES

     The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally related to certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of November 30, 2002 and 2001, $88,000 and $86,000, respectively, remained in the escrow account. In January 2003, one claim was settled reducing the escrow balance to approximately $35,000. The Company's indemnification obligations are not limited to the amount in escrow. In July 2002, the purchaser served a Demand for Arbitration on the Company and is currently alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The arbitration is expected by management to be completed during 2003. The Company intends to assert certain counterclaims against the purchaser and seek recoveries from insurers and subcontractors. Management is in the process of reviewing the additional claims of the purchaser and currently believes that its reserves are adequate for this matter.

     The Company provided a basic limited warranty, including parts and labor, for all Calton Homes products. The Company estimated the costs that might be incurred under its basic limited warranty and recorded a liability in the amount of such costs at the time product revenue was recognized. Factors that affect the Company's warranty liability include the number of sold units, historical and anticipated rates of warranty claims, and average cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company's warranty liability is included in Accounts Payable, Accrued Expenses and other Liabilities in the accompanying balance sheet. See Note 5.

     In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the Calton Homes purchaser. The liquidating trust will be funded with the Specific Indemnification Funds plus $2,000,000. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

     OTHER LITIGATION
     On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


         in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. At this time the Company has not answered the complaint, asserted counterclaims nor confirmed insurance coverage. However, it intends to vigorously defend the claims which it believes are without merit.

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company and, as in the case of other pending claims, has been reserved for accordingly.

         CREDIT CARD PROCESSING AGREEMENT

         The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program, plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. The Company has complied with the capitalization and contingency reserve requirements outlined in the Agreement.

         The Credit Card Loyalty Business Segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Failure to maintain such agreements would have a material adverse affect on the Credit Card Loyalty Business Segment and, possibly the Company.

         OPERATING LEASE COMMITMENTS

         The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                              2003           $          97,000
                              2004                      82,000
                              2005                      68,000
                                            -------------------
                              Total          $         247,000
                                            ===================

          Rent expense for the years ended November 30, 2002, 2001 and 2000 amounted to $193,000, $268,000 and $206,000, respectively.

         LITIGATION SETTLEMENTS

         During the fiscal year ended November 30, 2002, the Company received $458,000 in final and complete settlement of principally two litigation matters, which closed the matters in their entirety.

CALTON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMER 30, 2002, 2001 AND 2000


     11.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended November 30, 2002 and 2001 are as follows (amounts in thousands except per share items):

                                                                       Three Months Ended
                                               ----------------------------------------------------------------------
                                                   Feb. 28,           May 31,          Aug. 31,          Nov. 30,
                                                     2002              2002              2002              2002
                                               ---------------   ----------------  ----------------  ----------------
                                                  RESTATED
     Revenue                                    $         629     $          499    $          441    $          385
                                               ===============   ================  ================  ================
     Gross profit                               $         217     $          159    $          159    $          169
                                               ===============   ================  ================  ================
     Loss from continuing operations            $      (1,706)    $         (760)   $         (759)   $         (198)
                                               ===============   ================  ================  ================
     Net loss                                   $       (2,148)   $        (1,857)  $         (759)   $         (220)
                                               ===============   ================  ================  ================

     Basic and diluted loss per share:
          Loss from continuing operations       $       (0.38)     $        (0.17)  $         (0.17)  $        (0.04)
          Net loss                              $       (0.48)     $        (0.42)  $         (0.17)  $        (0.04)


                                                                       Three Months Ended
                                               ---------------------------------------------------------------------
                                                   Feb. 28,           May 31,          Aug. 31,          Nov. 30,
                                                     2001              2001              2001              2001
                                               ---------------   ----------------  ----------------  ----------------
                                                  RESTATED
     Revenue                                    $       1,486     $        1,435    $        1,268    $        1,019
                                               ===============   ================  ================  ================
     Gross Profit                               $         880     $          700    $          654    $          554
                                               ===============   ================  ================  ================
     Loss from continuing operations            $        (493)    $         (981)   $       (1,192)   $       (1,567)
                                               ===============   ================  ================  ================
     Net loss                                   $        (870)    $       (1,335)   $       (1,463)   $       (1,371)
                                               ===============   ================  ================  ================

     Basic and diluted loss per share:
          Loss from continuing operations       $       (0.12)    $        (0.24)   $        (0.27)   $        (0.35)
          Net loss                              $       (0.21)    $        (0.33)   $        (0.33)   $        (0.30)

     As more fully discussed in Note 6, the Company has accounted for the disposal of IGP during the second quarter of fiscal year ended November 30, 2002 as a discontinued operation. The quarterly financial information in the table above for the quarter ended February 28, 2002 and 2001 differs from the Company's quarterly filing for that period since it has been restated to reflect Innovation Growth Partners as a discontinued operation.

     The Company's investment in AIM (see Note 3) in the amount of $750,000 was written off during the first quarter of 2002. Subsequent recoveries of $150,000 and $200,000 were received and recorded in the second and third quarters, respectively, of 2002. The Company received and recorded litigation settlements (see Note 10) of $147,000 and $310,000 in the second and third quarters, respectively, of 2002. The Company performs its annual impairment review during the fourth quarter of each year, or sooner if circumstances indicate. As a result of these reviews charges of $116,000 and $478,000 were recorded during the fourth quarters of fiscal 2002 and 2001, respectively.

                                                             SCHEDULE II
                                                    CALTON, INC. AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                       (AMOUNTS IN THOUSANDS)


                                                                                 Additions
                                                                        -----------------------------
                                                         Balance at      Charged to       Charged to                     Balance at
                                                          Beginning       Costs and          Other                          End
Description                                                of Year        Expenses         Accounts      Deductions       of Year
------------------------------------------------------- ------------    ------------     ------------   ------------    ------------
Year ended November 30, 1999:

      Inventory valuation reserves                        $     255       $       -         $     -      $      100      $      155
                                                        ============    ============     ============   ============    ============
      Valuation allowance for net deferred tax asset      $  13,541       $       -         $     -      $    4,736 (a)  $    8,805
                                                        ============    ============     ============   ============    ============
Year ended November 30, 2000:

      Allowance for doubtful accounts                     $       -       $     122         $     -      $        -      $      122
                                                        ============    ============     ============   ============    ============
      Inventory valuation reserves                        $     155       $     108         $     -      $        -      $      263
                                                        ============    ============     ============   ============    ============
      Valuation allowance for net deferred tax asset      $   8,805       $   1,864         $     -      $        -      $   10,669
                                                        ============    ============     ============   ============    ============
Year ended November 30, 2001:

      Allowance for doubtful accounts                     $     122       $     376         $     -      $       94      $      404
                                                        ============    ============     ============   ============    ============
      Inventory valuation reserves                        $     263       $       -         $     -      $      263      $        -
                                                        ============    ============     ============   ============    ============
      Valuation allowance for net deferred tax asset      $  10,669       $      84         $     -      $        -      $   10,753
                                                        ============    ============     ============   ============    ============
Year ended November 30, 2002:

      Allowance for doubtful accounts                     $     404       $       -         $     -      $      373      $       31
                                                        ============    ============     ============   ============    ============
      Valuation allowance for net deferred tax asset      $  10,753       $     967         $     -      $        -      $   11,720
                                                        ============    ============     ============   ============    ============

(a) The majority of the change in valuation allowance is due to the sale of Calton Homes, Inc. and did not have an income statement impact.

                          CALTON, INC. AND SUBSIDIARIES
                          -----------------------------
                                INDEX TO EXHIBITS
                                -----------------

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

2.3 Assignment of Interest in Innovative Growth Partners, LLC and Agreement as to Other Matters dated as of April 18, 2002 among Calton, Inc., Innovation Growth Partners, LLC and, Richard Dole, Frederick Huttner and James West, incorporated by reference to Exhibit 2 to Form 8-K of Registrant dated May 8, 2002.

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

3.2    By Laws of Registrant.

4.1 Option to Purchase Common Stock dated May 10, 2002 issued to Steven R. Tetreault, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

4.2 Option to Purchase Common Stock dated May 10, 2002 issued to Thomas E. Van Fechtmann, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

4.3 Option to Purchase Common Stock dated May 10, 2002 issued to Thomas Corley, incorporated by reference to similarly numbered exhibit filed with Registrant's Report on Form 10-Q for the fiscal quarter ended May 31, 2001.

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

10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit
       10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999 and Second Amendment to Executive Employment Agreement dated as of October 17, 2002, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 30, 2001 and Third Amendment to Executive Employment Agreement dated as of October 30, 2002(**).

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

10.12 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.12 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.

10.21 Consulting Agreement dated July 17, 2001 between the Registrant and Robert E. Naughton, incorporated by reference to similarly numbered exhibit filed with Form 10-K of Registrant for the fiscal year ended November 30, 2001.

10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc., incorporated by reference to Form 10-K of Registrant for fiscal year ended November 30, 2001.

10.24 Co-Brand Credit Card Program Agreement dated as of May 8, 2001 between Fleet Credit Card Services, L.P. and PrivilegeONE Networks, LLC. Information has been omitted from this exhibit and is subject to a request for confidential treatment.

10.25 Amendment No. 1 to Co-Bran Credit Card Agreement dated as of August 15, 2002 between Fleet Credit Card Services, L.P. and PrivilegeONE Networks, LLC. Information has been omitted from this exhibit and is subject to a request for confidential treatment.

10.26 Services Agreement dated as of October ___, 2002 between PrivilegeONE Networks, LLC and World Omni Financial Corp. Information has been omitted from this exhibit and is subject to a request for confidential treatment.

21.    Subsidiaries of the Registrant.

23.    Consent of Aidman, Piser & Company, P.A.


       (*) Constitutes a compensatory plan required to be filed by an exhibit pursuant to Item 14(c) of Form 10-K.

       (**)   Constitutes a management contract required to be filed pursuant to
              Item 14(c) of Form 10-K.