Form 10QSB
period 2003-02-28
CALTON INC
filed 2003-04-14
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2003

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

As of April 10, 2003, 4,644,208 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                                        CALTON, INC. AND SUBSIDIARIES
                                                    INDEX


PART I.    FINANCIAL INFORMATION                                                                    Page No.
                                                                                                    --------

           Item 1.    Financial Statements

                      Consolidated Balance Sheets at
                      February 28, 2003 (Unaudited) and November 30, 2002.........................     3

                      Consolidated Statements of Operations (Unaudited) for the
                      Three Months Ended February 28, 2003 and February 28, 2002..................     4

                      Consolidated Statements of Cash Flows (Unaudited) for the
                      Three Months Ended February 28, 2003 and February 28, 2002..................     5

                      Notes to Consolidated Financial Statements..................................     6

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...............................     10

           Item 3.    Controls and Procedures.....................................................     14


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings...........................................................     15
           Item 6.    Exhibits and Reports on Form 8-K............................................     16

SIGNATURES            ............................................................................     16


------------------------------------------------------------------------------------------------------------------

     Certain information included in this report and other Company filings (collectively, "SEC filings")
     under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the Company's ability to raise capital, matters related to the indemnification provisions in connection with the Company's sale of Calton Homes, Inc., national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, continued acceptance of the Company's co-branded customer loyalty credit card program, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended
     November 30, 2002.
------------------------------------------------------------------------------------------------------------------


ITEM 1:  FINANCIAL STATEMENTS


                                                  CALTON, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                                                            February 28,          November 30,
                                                                                                2003                  2002
                                                                                           ---------------      ----------------
ASSETS                                                                                      (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                            $ 2,726,000           $ 3,286,000
         Holdback receivable                                                                       33,000                88,000
         Accounts receivable, net of allowance for doubtful accounts of
             $31,000 at February 28, 2003 and November 30, 2002                                   223,000               281,000
         Prepaid expenses and other current assets                                                188,000               143,000
                                                                                           ---------------      ----------------
            Total current assets                                                                3,170,000             3,798,000

     Property and equipment, net                                                                   92,000               107,000
                                                                                           ---------------      ----------------
            Total assets                                                                      $ 3,262,000           $ 3,905,000
                                                                                           ===============      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable, accrued expenses and other liabilities                                 $ 1,121,000           $ 1,118,000
     Deferred taxes                                                                               487,000               487,000
                                                                                           ---------------      ----------------
            Total current liabilities                                                           1,608,000             1,605,000
                                                                                           ---------------      ----------------

     Commitments and Contingencies                                                                      -                     -

SHAREHOLDERS' EQUITY
     Common stock, $.05 par value, 10,740,000 shares authorized;
         4,644,000 shares outstanding at February 28, 2003
         and November 30, 2002                                                                    232,000               232,000
     Additional paid-in capital                                                                12,138,000            12,138,000
     Accumulated deficit                                                                       (1,614,000)             (968,000)
     Less cost of shares held in treasury,  1,607,000 shares as of
         February 28, 2003 and November 30, 2002                                               (9,102,000)           (9,102,000)
                                                                                           ---------------      ----------------
            Total shareholders' equity                                                          1,654,000             2,300,000
                                                                                           ---------------      ----------------
            Total liabilities and shareholders' equity                                        $ 3,262,000           $ 3,905,000
                                                                                           ===============      ================


                                         See notes to consolidated financial statements.

                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                                (UNAUDITED)

                                                                    2003                     2002
                                                            ---------------------    ---------------------
Revenue                                                                                   (RESTATED)
     Technical staffing services                                      $  234,000             $    394,000
     Homebuilding consulting fees                                              -                  108,000
     Website design and implementation                                   127,000                  127,000
     Credit card loyalty program                                          12,000                        -
                                                            ---------------------    ---------------------
                                                                         373,000                  629,000
                                                            ---------------------    ---------------------
Costs and expenses
     Project personnel and expenses                                      244,000                  412,000
     Credit card loyalty program direct expenses                           3,000                        -
     Selling, general and administrative                                 730,000                1,269,000
                                                            ---------------------    ---------------------
                                                                         977,000                1,681,000
                                                            ---------------------    ---------------------
Loss from operations                                                    (604,000)              (1,052,000)

Other (expense) income
     Interest income                                                       9,000                   64,000
     Gain on sale of subsidiary stock                                          -                   32,000
     Impairment of note receivable                                             -                 (750,000)
     Litigation settlements                                              (58,000)                       -
     Other income                                                          7,000                        -
                                                            ---------------------    ---------------------
Loss from continuing operations                                         (646,000)              (1,706,000)

Loss from operations of discontinued component                                 -                 (442,000)
                                                            ---------------------    ---------------------

Net loss                                                              $ (646,000)            $ (2,148,000)
                                                            =====================    =====================

Basic and diluted loss per common share:
     Loss from continuing operations                                  $    (0.14)            $      (0.38)
     Loss from discontinued component                                          -                    (0.10)
                                                            ---------------------    ---------------------
         Net loss per common share                                    $    (0.14)            $      (0.48)
                                                            =====================    =====================

Weighted average number of shares outstanding
         Basic and diluted                                             4,557,000                4,445,000

                              See notes to consolidated financial statements.


                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                                  (UNAUDITED)


                                                                             2003                  2002
                                                                        ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (RESTATED)
Net loss                                                                   $  (646,000)         $ (2,148,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities
     Depreciation and amortization                                              15,000                36,000
     Impairment of investments                                                       -               750,000
     Directors fee, non-cash                                                         -                11,000
     Changes in operating assets and liabilities
         Accounts receivable                                                    58,000               224,000
         Prepaid expenses and other assets                                     (45,000)              (34,000)
         Accounts payable, accrued expenses and other liabilities                3,000              (178,000)
                                                                        ---------------       ---------------
Net cash used in operating activities                                         (615,000)           (1,339,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Assets and liabilities of discontinued component                                -               438,000
     Sale of available for sale securities                                           -                32,000
     Purchase of property and equipment                                              -               (11,000)
     Receipts from holdback escrow account                                      55,000                     -
                                                                        ---------------       ---------------
Net cash (used in) provided by investing activities                             55,000               459,000

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock repurchase                                                                -               (12,000)
     Receipts from stock issued in ESPP                                              -                28,000
     Issuance of treasury shares in ESPP                                             -               (28,000)
                                                                        ---------------       ---------------
Net cash (used in) financing activities                                              -               (12,000)

Net (decrease) in cash and cash equivalents                                   (560,000)             (892,000)
Cash and cash equivalents at beginning of period                             3,286,000             4,715,000
                                                                        ---------------       ---------------
Cash and cash equivalents at end of period                                 $ 2,726,000          $  3,823,000
                                                                        ===============       ===============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                                $         -          $          -
     Cash paid for income taxes                                            $         -          $      8,000

                                See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 28, 2003, and the results of operations and cash flows for the three months ended February 28, 2003 and February 28, 2002 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003. Operating results for the three months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003.

2.   LIQUIDITY AND MANAGEMENT'S PLANS

     The Company's consolidated financial statements are prepared on a going concern basis, which assumes that Calton will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, Calton has incurred losses from continuing operations of ($646,000) and ($1,706,000) during the three months ended February 28, 2003 and 2002, respectively. As of February 28, 2003, the Company has working capital of $1,562,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of Calton to continue its normal business operations as a going concern.

     Management's plans to sustain Calton operations include accelerating and augmenting revenue opportunities, principally in the Credit Card Loyalty Business Segment, curtailing operating expenses to the extent appropriate and raise additional debt or equity capital from external sources. During 2002, Calton sold its non-performing interest in Innovation Growth Partners which contributed to the Company's net loss in the amounts of $(1,020,000) and $(442,000) during the fiscal year ended November 30, 2002, and the quarterly period ended February 28, 2002, respectively. In addition, the Internet development group of eCalton and PrivilegeONE consolidated office space to best cross train and to leverage employee skill sets. While management is actively addressing multiple sources of capital, there are currently no commitments, and there can be no assurances that sufficient capital can be raised under terms acceptable to management. In addition, the Credit Card Loyalty Business Segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, are essential to conduct the Credit Card Loyalty Business Segment. Fleet has advised the Company that it wishes to terminate its agreement with the

     Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the Company. The financial statements do not include any adjustments that may arise as a result of this uncertainty.


3.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable, accrued expenses and other liabilities consist of the following as of February 28, 2003 and November 30, 2002:


                                             2003                2002
                                       ------------------   ----------------

        Accounts payable, trade                 $105,000           $121,000
        Accrued expenses                         298,000            287,000
        Accrued contingency reserves             718,000            710,000
                                       ------------------   ----------------
                                              $1,121,000         $1,118,000
                                       ==================   ================


4.   SEGMENT REPORTING

     During the three months ended February 28, 2003, the Company operated two identifiable business segments and for the three months ended February 28, 2002, the Company operated three identifiable business segments, as specified below. The first business segment is comprised of eCalton Internet Business Development (an end-to-end solutions provider for Internet Business Development) and eCalton Technology Professionals (technology-based consulting and staffing services specializing in network design and management).

     The second business segment is that of PrivilegeONE, which developed the patent pending PrivilegeONE Loyalty Program, which aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards.

     The third business segment was that of Corporate and Consulting which included Innovation Growth Partners, prior to its disposal in April 2002. This division also recognized revenues from the purchaser of Calton Homes, Inc. in the amount of $108,000 for the quarter ended February 28, 2002 for consulting services. The consulting agreement expired on December 31, 2001. No further revenues from this contract are expected.

     Operating results, by industry segment, for the three months ended February 28, 2003 and 2002 are as follows (in thousands):

                                                          Three months ended February 28, 2003
                                             ----------------------------------------------------------------

                                                Internet       Credit Card    Corporate and
                                               Development       Loyalty        Consulting        Total
                                              and Staffing      Business         Services        Company
                                             ----------------------------------------------------------------
Total revenues                                 $         361     $        12     $          -    $       373
Total cost of revenues                                   244               3                -            247
Depreciation and amortization                              -               -               15             15
Loss from operations                                     (53)           (202)            (349)          (604)
Interest income                                            -               -                9              9
Net loss                                                 (53)           (202)            (391)          (646)
Total assets                                   $         262     $        63     $      2,937    $     3,262


                                                          Three months ended February 28, 2002
                                             ----------------------------------------------------------------

                                                Internet       Credit Card    Corporate and
                                               Development       Loyalty        Consulting        Total
                                              and Staffing      Business         Services        Company
                                             ----------------------------------------------------------------

Total revenues                                 $         521     $         -     $        108    $       629
Total cost of revenues                                   412               -                -            412
Depreciation and amortization                             24               -               12             36
Loss from operations                                    (319)           (363)            (370)        (1,052)
Interest income                                            -               -               64             64
Net loss                                                (319)           (363)          (1,466)        (2,148)
Total assets                                   $         535     $         -     $      6,828    $     7,363


5.   COMMITMENTS AND CONTINGENT LIABILITIES

     CALTON HOMES

     The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally relating to certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of February 28, 2003, approximately $33,000 remained in the General Indemnification Fund. The Company's indemnification obligations are not limited to the amount in escrow. In July 2002, the purchaser served a Demand for Arbitration on the Company and is currently alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The arbitration is expected by management to be completed during 2003. The Company intends to assert certain counterclaims against the purchaser and seek recoveries from insurers and subcontractors. Management is in the process of reviewing the additional claims of the purchaser and currently believes that its reserves are adequate.

     In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with $2,000,000. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

     CREDIT CARD PROCESSING AGREEMENT

     The Company and PrivilegeONE have entered into a credit card processing agreement (the "Agreement") with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the Agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The Agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. The Company has complied with the capitalization and contingency reserve requirements outlined in the Agreement.

     The Credit Card Loyalty business segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to, and maintenance of, credit card services such as those provided in the Agreement are essential to conduct the Credit Card Loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the Company.

     OTHER LITIGATION

     On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. On April 4, 2003, the Company asserted a counterclaim alleging fraud, among other things, and is seeking $5,000,000 in damages.

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company and, as in the case of other pending claims, has been reserved for accordingly.

6.   DISPOSAL OF INNOVATION GROWTH PARTNERS

     On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners ("IGP") as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented were restated to reflect IGP as a discontinued operation. The loss from the IGP operation during the quarterly period ended February 28, 2002 amounted to $442,000; it had no revenues for that period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002

     REVENUES: Consolidated revenues for the three months ended February 28, 2003 and 2002 were $373,000 and $629,000, respectively. Technical staffing revenues decreased from $394,000 in 2002 to $234,000 in 2003 due to significant reductions in staffing demands in eCalton's Houston-based division. Homebuilding consulting fees, which amounted to $108,000 in 2002, were derived from a single contract that expired on December 31, 2001. No further revenues from this contract are expected.

     Finally, while revenues of the Credit Card Loyalty Business Segment were only $12,000, management of the Company has placed significant emphasis on the development of this segment and currently believes that its revenues will comprise the material amount of consolidated revenues in future periods. However, the successful generation of revenues from this segment is dependent upon many factors including the acceptance of the program by a high-level of automotive dealers and the continued maintenance of credit card processing services.

     COST OF REVENUES: Cost of revenues consist of project personnel costs and expenses associated with the technical staffing and website design and implementation segments and credit card loyalty program direct expenses. Project personnel and expenses decreased to $247,000 for the quarter ended February 28, 2003 compared to $412,000 for the quarter ended February 28, 2002. The decrease is due to the lower levels of revenues generated in the technical staffing division. Gross profits on revenues increased from 21% in 2002 to 32% in 2003 reflecting the Company's cost cutting efficiencies and as a result of the operations becoming more focused on more profitable contracts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative costs for the quarter ended February 28, 2003 were $730,000, compared to $1,269,000 for the quarter ended February 28, 2002. The decrease is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the website development subsidiaries. Specifically, both divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the quarter ended February 28, 2002.

     OTHER (EXPENSE) INCOME: Interest income is principally derived from interest on depository accounts and money market type accounts. Interest income decreased from $64,000 during the quarter ended February 28, 2002 to $9,000 for the quarter ended February 28, 2003. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during 2003.

     LITIGATION SETTLEMENTS: The Company recorded $58,000 in litigation settlements for the quarter ended February 28, 2003. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund established in connection with the sale of Calton Homes, Inc. in December 1998 and then closed the Fund. The Company increased its litigation reserve with the remaining cash that was in the Specific Indemnification Fund upon its closure.

     IMPAIRMENT OF LONG-LIVED ASSETS: The impairment of a note receivable in the amount of $750,000 had been incurred in the quarter ended February 28, 2002 without a similar charge in this year's quarter. Management had performed an assessment of a note issued to the Company by Automated Information Management, Inc. ("AIM") and, based upon a review of AIM's operating results during the past two quarters, believed that it may not be recoverable.

     DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners ("IGP") as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented were restated to reflect IGP as a discontinued operation. The loss from the IGP operation during the quarterly period ended February 28, 2002 amounted to $442,000; it had no revenues for that period.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements are prepared on a going concern basis, which assumes that Calton will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, Calton has incurred losses from continuing operations of ($646,000) and ($1,706,000) during the three months ended February 28, 2003 and 2002, respectively and has used cash in continuing operations of $615,000 and $1,339,000 for the quarters ended February 28, 2003 and 2002, respectively. As of February 28, 2003, the Company has working capital of $1,562,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of Calton to continue its normal business operations as a going concern.

     Management's plans to sustain Calton operations include accelerating and augmenting revenue opportunities, principally in the credit card loyalty segment, curtailing operating expenses to the extent appropriate and raising additional debt or equity capital from external sources. While management is actively addressing multiple sources of capital, there are currently no commitments, and there can be no assurances that sufficient capital can be raised under terms acceptable to management. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

     CASH FLOWS FROM OPERATING ACTIVITIES

     The Company used cash of $615,000 in its operating activities during the three months ended February 28, 2003 compared to $1,339,000 during the same period of the prior year. The current year cash usages reflect the continuing losses of the Technical Staffing, Website Design and Implementation and Credit Card Loyalty Segments.

     CASH FLOWS FROM INVESTING ACTIVITIEs

     The Company has substantially curtailed its capital expenditure and investing activities. Such curtailment is anticipated to continue until the Company can achieve a state of profitable operations. The Company's expenditures for property and equipment were $11,000 for the quarter ended February 28, 2002, principally associated with the Credit Card Loyalty Segment.

     The Company received $55,000 from the Specific Indemnification Fund established in connection with the sale of Calton Homes, Inc. in December 1998. The Company recorded $58,000 in litigation settlements for the quarter ended February 28, 2003. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund and then closed the Fund. The Company increased its litigation reserve with the remaining cash that was in the Specific Indemnification Fund upon its closure.

     CASH FLOWS FROM FINANCING ACTIVITIES

     No cash was provided by or used in financing activities during the quarterly period ended February 28, 2003. During the quarter ended February 28, 2002, the Company repurchased 19,000 shares of its Common Stock for $12,000.

     In addition, during the quarter ended February 28, 2002, the Company received $28,000 in connection with the issuance of 55,000 shares of the Company's Common Stock from treasury under the Company's Employee Stock Purchase Plan. There was no similar occurrence in the quarter ended February 28, 2003.

     COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

     CALTON HOMES

     The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally relating to certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of February 28, 2003, approximately $33,000 remained in the General Indemnification Fund. The Company's indemnification obligations are not limited to the amount in escrow. In July 2002, the purchaser served a Demand for Arbitration on the Company and is currently alleging damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. The arbitration is expected by management to be completed during 2003. The Company intends to assert certain counterclaims against the purchaser and seek recoveries from insurers and subcontractors. Management is in the process of reviewing the additional claims of the purchaser and currently believes that its reserves are adequate.

     In the event that the Company elects to liquidate and dissolve prior to December 31, 2003, it will be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust will be funded with $2,000,000. Any General Indemnification Funds remaining in the holdback escrow fund will be applied as a credit against amounts required to be deposited in the liquidating trust.

     CREDIT CARD PROCESSING AGREEMENT

     The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000. The Company has complied with the capitalization and contingency reserve requirements outlined in the agreement.

     The Credit Card Loyalty business segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to, and maintenance of, credit card services such as those provided in the Agreement are essential to conduct the Credit Card Loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the Company.

     OTHER LITIGATION

     On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. On April 4, 2003, the Company asserted a counterclaim alleging fraud, among other things, and is seeking $5,000,000 in damages.

     SENSITIVE ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and investments and the establishment of reserves for existing and future claims. Actual results could differ from those estimates. The Company's critical accounting policies relating to these items are described in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. As of February 28, 2003, there have been no material changes to any of the critical accounting policies contained therein.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

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


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty, (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. On April 4, 2003, the Company asserted a counterclaim alleging fraud, among other things, and is seeking $5,000,000 in damages.

     The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company and, as in the case of other pending claims, has been reserved for accordingly.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A)   Exhibits

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


                                                  Calton, Inc.
                                 -----------------------------------------------
                                                  (Registrant)

                            By:  /s/ Thomas C. Corley
                                 -----------------------------------------------
                                 Thomas C. Corley
                                 Senior Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  April 14, 2003

                                  CERTIFICATION


     I, Anthony J. Caldarone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended February 28, 2003 of Calton, Inc.;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

                                            /s/ Anthony J. Caldarone
                                            ------------------------------------
                                            Anthony J. Caldarone
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION

     I, Thomas C. Corley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended February 28, 2003 of Calton, Inc.;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

                                      /s/ Thomas C. Corley
                                      -----------------------------------
                                      Thomas C. Corley
                                      Senior Vice President,
                                      Chief Financial Officer & Treasurer