Form 10QSB
period 2003-05-31
CALTON INC
filed 2003-07-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2003

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

As of July 14, 2003, 4,696,840 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes  [X] No

                         CALTON, INC. AND SUBSIDIARIES
                                     INDEX


PART I.  FINANCIAL INFORMATION                                            Page No.
                                                                          --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets at
                  May 31, 2003 (Unaudited) and November 30, 2002 .............  3

                  Consolidated Statements of Operations (Unaudited) for the
                  Three Months Ended May 31, 2003 and May 31, 2002 ...........  4

                  Consolidated Statements of Operations (Unaudited) for the
                  Six Months Ended May 31, 2003 and May 31, 2002 .............  5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  Six Months Ended May 31, 2003 and May 31, 2002 .............  6

                  Notes to Consolidated Financial Statements .................  7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..............  13

         Item 3.  Disclosure Controls and Procedures .........................  17


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ..........................................  18
         Item 4.  Submission of Matters to a Vote of Securityholders .........  18
         Item 5.  Other Information ..........................................  19
         Item 6.  Exhibits and Reports on Form 8-K ...........................  20

SIGNATURES ...................................................................  21

CERTIFICATIONS ...............................................................  22



---------------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively,
"SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange
Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the
Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the Internet and technology industries in general, continued
acceptance of the Company's co-branded customer loyalty credit card program, the effect of governmental regulation on the Company and the risks described under the caption
"Certain Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended
November 30, 2002.
---------------------------------------------------------------------------------------


ITEM 1: FINANCIAL STATEMENTS


                                            CALTON, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                                                    May 31,            November 30,
                                                                                     2003                 2002
                                                                                ---------------      ---------------
ASSETS                                                                            (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                               $   2,236,000        $   3,286,000
         Holdback receivable                                                            33,000               88,000
         Accounts receivable, net of allowance for doubtful accounts of
            $22,000 at May 31, 2003 and  $31,000 at November 30, 2002                  120,000              281,000
         Prepaid expenses and other current assets                                     228,000              143,000
                                                                                ---------------      ---------------
            Total current assets                                                     2,617,000            3,798,000

     Property and equipment, net                                                        68,000              107,000
                                                                                ---------------      ---------------
            Total assets                                                         $   2,685,000        $   3,905,000
                                                                                ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable, accrued expenses and other liabilities                    $     972,000        $   1,118,000
     Deferred taxes                                                                    487,000              487,000
                                                                                ---------------      ---------------
            Total current liabilities                                                1,459,000            1,605,000
                                                                                ---------------      ---------------

     Commitments and Contingencies                                                           -                    -

SHAREHOLDERS' EQUITY
     Common stock, $.05 par value, 10,740,000 shares authorized;
         4,657,000 and 4,644,000 shares outstanding at May 31, 2003
         and November 30, 2002, respectively                                           233,000              232,000
     Additional paid-in capital                                                     12,146,000           12,138,000
     Accumulated deficit                                                            (2,051,000)            (968,000)
     Less cost of shares held in treasury 1,607,000 shares as of
         May 31, 2003 and November 30, 2002                                         (9,102,000)          (9,102,000)
                                                                                ---------------      ---------------
            Total shareholders' equity                                               1,226,000            2,300,000
                                                                                ---------------      ---------------
            Total liabilities and shareholders' equity                           $   2,685,000        $   3,905,000
                                                                                ===============      ===============


                                   See notes to consolidated financial statements.


                                                          3

                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                                (UNAUDITED)


                                                                    2003                     2002
                                                            ---------------------    ---------------------
Revenue                                                                                   (RESTATED)
     Technical staffing services                             $           129,000      $           322,000
     Homebuilding consulting fees                                              -                        -
     Website design and implementation                                   123,000                  169,000
     Credit card loyalty program                                           1,000                    8,000
                                                            ---------------------    ---------------------
                                                                         253,000                  499,000
                                                            ---------------------    ---------------------
Costs and expenses
     Project personnel and expenses                                      162,000                  338,000
     Credit card loyalty program direct expenses                           1,000                    2,000
     Selling, general and administrative                                 539,000                1,242,000
                                                            ---------------------    ---------------------
                                                                         702,000                1,582,000
                                                            ---------------------    ---------------------
Loss from operations                                                    (449,000)              (1,083,000)

Other (expense) income
     Interest income                                                       6,000                   30,000
     Loss on disposal of long-lived assets                               (13,000)                       -
     Litigation settlements                                               20,000                        -
     Other (expense) income                                               (1,000)                 293,000
                                                            ---------------------    ---------------------
Loss from continuing operations                                         (437,000)                (760,000)

Loss from operations of discontinued component                                 -                 (556,000)
Loss from disposal of discontinued component                                   -                 (541,000)
                                                            ---------------------    ---------------------

Net loss                                                     $          (437,000)     $        (1,857,000)
                                                            =====================    =====================

Basic and diluted loss per common share:
     Loss from continuing operations                         $             (0.09)     $             (0.17)
     Loss from discontinued component                                          -                    (0.25)
                                                            ---------------------    ---------------------
         Net loss per common share                           $             (0.09)     $             (0.42)
                                                            =====================    =====================

Weighted average number of shares outstanding
         Basic and diluted                                             4,657,000                4,468,000

                              See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Six Months Ended May 31, 2003 and 2002
                                                (Unaudited)


                                                                    2003                     2002
                                                            ---------------------    ---------------------
Revenue                                                                                   (RESTATED)
     Technical staffing services                             $           363,000      $           716,000
     Homebuilding consulting fees                                              -                  108,000
     Website design and implementation                                   250,000                  296,000
     Credit card loyalty program                                          13,000                    8,000
                                                            ---------------------    ---------------------
                                                                         626,000                1,128,000
                                                            ---------------------    ---------------------
Costs and expenses
     Project personnel and expenses                                      406,000                  750,000
     Credit card loyalty program direct expenses                           4,000                    2,000
     Selling, general and administrative                               1,269,000                2,497,000
                                                            ---------------------    ---------------------
                                                                       1,679,000                3,249,000
                                                            ---------------------    ---------------------
Loss from operations                                                  (1,053,000)              (2,121,000)

Other (expense) income
     Interest income                                                      15,000                   81,000
     Loss on disposal of long-lived assets                               (13,000)                       -
     Impairment of note receivable                                             -                 (750,000)
     Litigation settlements                                              (38,000)                       -
     Other income                                                          6,000                  324,000
                                                            ---------------------    ---------------------
Loss from continuing operations                                       (1,083,000)              (2,466,000)

Loss from operations of discontinued component                                 -                 (998,000)
Loss from disposal of discontinued component                                   -                 (541,000)
                                                            ---------------------    ---------------------

Net loss                                                     $        (1,083,000)     $        (4,005,000)
                                                            =====================    =====================

Basic and diluted loss per common share:
     Loss from continuing operations                         $             (0.23)     $             (0.55)
     Loss from discontinued component                                          -                    (0.35)
                                                            ---------------------    ---------------------
         Net loss per common share                           $             (0.23)     $             (0.90)
                                                            =====================    =====================

Weighted average number of shares outstanding
         Basic and diluted                                             4,649,000                4,454,000

                              See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                    CONOLIDATED STATEMENTS OF CASH FLOWS
                                  Six Months Ended May 31, 2003 and 2002
                                                (Unaudited)


                                                                             2003                  2002
                                                                        ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                            (RESTATED)
Net loss                                                                 $  (1,083,000)        $  (4,005,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities
     Depreciation and amortization                                              26,000                71,000
     Loss from discontinued component                                                -               541,000
     Impairment of note receivable                                                   -               750,000
     Loss on disposal of long lived assets                                      13,000                     -
     Stock based compensation                                                    9,000                11,000
     Changes in operating assets and liabilities
         Accounts receivable                                                   161,000               229,000
         Prepaid expenses and other assets                                     (85,000)               (1,000)
         Accounts payable, accrued expenses and other liabilities             (146,000)             (331,000)
                                                                        ---------------       ---------------
Net cash used in operating activities                                       (1,105,000)           (2,735,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Assets and liabilities of discontinued component                                -             2,028,000
     Net proceeds from sales of property and equipment                               -                70,000
     Receipts (payments) from holdback escrow account                           55,000                (1,000)
                                                                        ---------------       ---------------
Net cash (used in) provided by investing activities                             55,000             2,097,000

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock repurchase                                                                -               (12,000)
     Receipts from stock issued in ESPP                                              -                28,000
     Issuance of treasury shares in ESPP                                             -               (28,000)
                                                                        ---------------       ---------------
Net cash (used in) financing activities                                              -               (12,000)

Net (decrease) in cash and cash equivalents                                 (1,050,000)             (650,000)
Cash and cash equivalents at beginning of period                             3,286,000             4,715,000
                                                                        ---------------       ---------------
Cash and cash equivalents at end of period                               $   2,236,000         $   4,065,000
                                                                        ===============       ===============

SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid for interest                                              $           -         $           -
     Cash paid for income taxes                                          $           -         $           -

                                See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION
        ---------------------

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2003, the results of operations for the three and six months ended May 31, 2003 and May 31, 2002 and the cash flows for the six months ended May 31, 2003 and May 31, 2002 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003. Operating results for the three and six months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003.

2.      LIQUIDITY AND MANAGEMENT'S PLANS
        --------------------------------

        The Company's consolidated financial statements are prepared on a going concern basis, which assumes that Calton will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, Calton has incurred losses from continuing operations of ($437,000) and ($1,083,000) during the three and six months ended May 31, 2003. As of May 31, 2003, the Company has working capital of $1,158,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of Calton to continue its normal business operations as a going concern.

        Management's plans to sustain Calton operations include accelerating and augmenting revenue opportunities, curtailing operating expenses to the extent appropriate and raising additional debt or equity capital from external sources to support management's plans. Through management's cost containment efforts, administrative expenses have been reduced from $2,497,000 for the six months ended May 31, 2002 to $1,269,000 for the six months ended May 31, 2003. Management currently believes that these levels of administrative expenses can be maintained through the end of the current fiscal year.

        During 2002, in connection with management's plans to curtail costs and eliminate non-performing operations, Calton sold its non-performing interest in Innovation Growth Partners, LLC ("IGP") which contributed to the Company's net loss in the amounts of ($1,020,000) during the fiscal year ended November 30, 2002, ($998,000) during the six-month period ended May 31, 2002 and ($556,000) during the quarterly period ended May 31, 2002. In addition, further savings were inured when the Internet development group of eCalton.com, Inc. ("eCalton") and PrivilegeONE, LLC ("PrivilegeONE") consolidated office space to best cross train and to leverage employee skill sets.

        In October 2002, PrivilegeONE entered into an agreement with a large third party distributor, which is an exclusive distributor of Toyota vehicles and parts to 163 Toyota dealerships. Under the terms of the agreement, the distributor had agreed to market and promote the PrivilegeONE program to those 163 dealerships. The distributor has not performed under the contract.

        The Company is continuing to evaluate avenues of revenue generation for the credit card loyalty business segment. The Company is now discussing the applicability of PrivilegeONE's patent-pending technology on a licensing basis to various corporations within and outside the automotive sector. In addition, management continues to utilize various marketing channels and is seeking to develop strategic partners to support the business.

        Access to and maintenance of credit card services, such as those provided in the Company's agreement with Fleet Credit Card Services, L.P. ("Fleet"), are essential to conduct the credit card loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the Company. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

        During June 2003, the Company entered into an agreement to acquire 35 lots in a residential community being developed in Vero Beach, Florida for purposes of further real estate development. The value of this prospective transaction is $4,300,000. The Company's ability to complete the acquisition is dependent upon obtaining bank financing and equity financing. Certain members of management have agreed to provide a portion of the necessary capital to the Company through the purchase of common stock. There can be no assurance that the purchase of the real estate can be completed at this time.

        The financial statements do not include any adjustments that may arise from the uncertainty surrounding the Company's ability to continue as a going concern.

3.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
        --------------------------------------------------------

        Accounts payable, accrued expenses and other liabilities consist of the following as of May 31, 2003 and November 30, 2002:

                                             2003                2002
                                      ------------------   ----------------

        Accounts payable, trade        $         79,000     $      121,000
        Accrued expenses                        243,000            287,000
        Accrued contingency reserves            650,000            710,000
                                      ------------------   ----------------
                                       $        972,000     $    1,118,000
                                      ==================   ================

        As further discussed in Note 6 - Subsequent Events, the Company settled the contingent matters to which the contingency reserve applies in June 2003. The Centex Homes and Tetreault/Van Fechtmann matters were settled for $650,000. The aggregate $650,000 paid by the Company to settle the matters described above was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements will have no adverse effect on the financial condition or operating results of the Company. In addition to the amounts paid by the Company, the plaintiffs in these matters received payments from insurers in connection with the settlements. These matters are more fully discussed in Note 5 - Commitments and Contingent Liabilities.

4.      SEGMENT REPORTING
        -----------------

        During the six months ended May 31, 2003, the Company operated two identifiable business segments and for the six months ended May 31, 2002, the Company operated three identifiable business segments, as specified below. The first business segment is comprised of eCalton Internet Business Development (an end-to-end solutions provider for Internet Business Development) and eCalton Technology Professionals (technology-based consulting and staffing services specializing in network design and management).

        The second business segment is that of PrivilegeONE, which developed the patent pending PrivilegeONE Loyalty Program that aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards.

        The third business segment was that of Corporate and Consulting which included IGP, prior to its disposal in April 2002. This segment also recognized revenues from the purchaser of Calton Homes, Inc. in the amount of $108,000 for the six months ended May 31, 2002 for consulting services. The consulting agreement expired on December 31, 2001. No further revenues from this contract are expected.

        Operating results, by industry segment, for the six months ended May 31, 2003 and 2002 are as follows (in thousands):

                                                                  Six months ended May 31, 2003
                                            -------------------------------------------------------------------

                                                  Internet       Credit Card    Corporate and
                                                Development        Loyalty        Consulting          Total
                                                and Staffing       Business        Services          Company
                                            -------------------------------------------------------------------
        Total revenues                       $          613    $         13     $          -      $        626
        Total cost of revenues                          406               4                -               410
        Depreciation and amortization                     -               -               26                26
        Loss from operations                            (89)           (371)            (593)           (1,053)
        Interest income                                   -               -               15                15
        Net loss                                       (109)           (370)            (604)           (1,083)
        Total assets                         $          212    $        510     $      1,963      $      2,685


                                                             Six months ended May 31, 2002
                                            -------------------------------------------------------------------

                                                  Internet       Credit Card    Corporate and
                                                Development        Loyalty        Consulting          Total
                                                and Staffing       Business        Services          Company
                                            -------------------------------------------------------------------

        Total revenues                       $        1,012    $          8     $        108      $      1,128
        Total cost of revenues                          750               2                -               752
        Depreciation and amortization                    45               -               26                71
        Loss from operations                           (566)           (725)            (830)           (2,121)
        Interest income                                   -               -               81                81
        Loss from discontinued operations                 -               -            1,539             1,539
        Net loss                                       (570)           (725)          (2,710)           (4,005)
        Total assets                         $          468    $         53     $      4,340      $      4,861

5.      COMMITMENTS AND CONTINGENT LIABILITIES
        --------------------------------------

        CALTON HOMES
        The agreement pursuant to which the Company sold Calton Homes, Inc. ("Calton Homes") in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally relating to certain warranty claims on homes built. In connection with the sale, the Company entered into a holdback escrow agreement with the purchaser pursuant to which approximately $5,200,000 of the closing proceeds was deposited into escrow. Of this amount, approximately $3,000,000 (the "General Indemnification Funds") was deposited to provide security for the Company's indemnity obligations and approximately $2,200,000 (the "Specific Indemnification Funds") was deposited to fund costs associated with certain specified litigation involving Calton Homes. During October 2001, the Company entered into a settlement agreement with the seller that released certain remaining funds in the escrow account. As of May 31, 2003, approximately $33,000 remained in the General

        Indemnification Fund. In July 2002, the purchaser served a Demand for Arbitration on the Company and alleged damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. As more fully described in Note 6, this matter was settled in June 2003.

        The agreement pursuant to which the Company sold Calton Homes provided that in the event that the Company elected to liquidate and dissolve prior to December 31, 2003, it would be required to organize a liquidating trust to secure its obligations to the purchaser. The liquidating trust, if organized, was to be funded with $2,000,000. Any General Indemnification Funds remaining in the holdback escrow fund would have been applied as a credit against amounts required to be deposited in the liquidating trust. As more fully described in Note 6, the requirement for the establishment of the liquidating trust has been eliminated as part of a settlement agreement reached in June 2003.

        CREDIT CARD PROCESSING AGREEMENT

        The Company and PrivilegeONE have entered into a credit card processing agreement (the "Agreement") with Fleet pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the Agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The Agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000.

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

        OTHER LITIGATION

        On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty; (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and

        (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs were seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. On April 4, 2003, the Company asserted a counterclaim alleging fraud, among other things, and seeking $5,000,000 in damages. As more fully described in Note 6, this action was settled in June 2003.

        The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

        LITIGATION SETTLEMENTS
        ----------------------

        The Company paid $58,000 in litigation settlements for the six months ended May 31, 2003 and received $20,000 in proceeds from the settlement of a previously written-off account during the quarter ended May 31, 2003.

6.      SUBSEQUENT EVENTS
        -----------------

        In June 2003, the Company and the Purchaser of Calton Homes settled the dispute that was the subject of the Demand for Arbitration served against the Company in July 2002. The settlement required that the Purchaser fully release the Company from any and all past and future obligations, litigation or claims associated with the sale of Calton Homes, including the requirement that the Company establish a liquidating trust if it elects to liquidate or dissolve prior to December 31, 2003. All amounts held in the General Indemnification Fund established in connection with the sale of Calton Homes (approximately $33,000) were released to the Company.

        In June 2003, the Company settled the action instituted by S. Raymond Tetreault and Thomas E. Van Fechtmann against the Company in the United States District Court for the State of Rhode Island in April 2002.

        The aggregate $650,000 paid by the Company to settle the matters described above was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements will have no adverse effect on the financial condition or operating results of the Company. In addition to the amounts paid by the Company, the plaintiffs in these matters received payments from insurers in connection with the settlements.

7.      DISPOSAL OF INNOVATION GROWTH PARTNERS
        --------------------------------------

        On April 23, 2002, the Company disposed of its 51% interest in IGP as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented were restated to reflect IGP as a discontinued operation. The transaction resulted in a loss of $541,000 that was recorded in the quarter ended May 31, 2002. Revenues and net loss included in discontinued operations for the six months ended May 31, 2002 amounted to $3,500 and $998,000, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2003 AND 2002

        REVENUES: Consolidated revenues for the three months ended May 31, 2003 and 2002 were $253,000 and $499,000, respectively. Revenues for the six months ended May 31, 2003 and 2002 were $626,000 and $1,128,000, respectively. The decline in revenues in 2003, for both the quarter and six months, reflected reduced demand for technical staffing in the Houston market as a result of recent mergers and subsequent layoffs of talented professionals. The decline in revenues for the six months ended May 31, 2003 compared to the comparable period of the prior year is also attributable to the expiration of the consulting agreement with the purchaser of Calton Homes in December 2001.

        Management of the Company has placed significant emphasis on the evaluation of alternate avenues of revenue generation for PrivilegeONE and identifying new business opportunities within and outside current operating lines of business. As discussed in Part II - Item 5 of this Report, the Company has entered into an agreement to acquire 35 lots in a 121-unit residential community being developed in Vero Beach, Florida and, if the acquisition is completed, plans to pursue other opportunities in the homebuilding industry.

        COST OF REVENUES: Cost of revenues consist of project personnel costs and expenses associated with the technical staffing and website design and implementation segment and credit card loyalty program direct expenses. Project personnel and expenses decreased to $163,000 for the quarter ended May 31, 2003 compared to $340,000 for the quarter ended May 31, 2002. Project personnel and expenses decreased to $410,000 for the six months ended May 31, 2003 compared to $752,000 for the six months ended May 31, 2002. The decrease in both the quarter and six months results is primarily attributable to the lower levels of revenues generated in the technical staffing division due to reduced demand. Gross profits on revenues increased from 32% in the quarter ended May 31, 2002 to 36% in the quarter ended May 31, 2003. Gross profits on revenues increased from 33% in the six months ended May 31, 2002 to 35% in the six months ended May 31, 2003. The increase in gross profits reflects the Company's cost cutting efficiencies and the operations focusing on more profitable contracts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative costs for the quarter ended May 31, 2003 were $539,000, compared to $1,242,000 for the quarter ended May 31, 2002. Selling, general and administrative costs for the six months ended May 31, 2003 were $1,269,000, compared to $2,497,000 for the six months ended May 31, 2002. The decrease is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the website development subsidiaries. Specifically, both divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the quarter and six months ended May 31, 2002.

        OTHER (EXPENSE) INCOME: Interest income is principally derived from interest on depository accounts and money market type accounts. Interest income decreased from $30,000 during the quarter ended May 31, 2002 to $6,000 for the quarter ended May 31, 2003. Interest income decreased from $81,000 during the six months ended May 31, 2002 to $15,000 for the six months ended May 31, 2003. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during 2003.

        LITIGATION SETTLEMENTS: The Company paid $58,000 in litigation settlements for the six months ended May 31, 2003 and received $20,000 in proceeds from the settlement of a previously written-off account. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund established in connection with the sale of Calton Homes, Inc. in December 1998 and then closed the Fund. The Company increased its litigation reserve with the remaining cash that was in the Specific Indemnification Fund upon its closure.

        IMPAIRMENT OF NOTE RECEIVABLE: The impairment of a note receivable in the amount of $750,000 had been incurred in the six months ended May 31, 2002 without a similar charge in this year's six months of operation. Management had performed an assessment of a note issued to the Company by Automated Information Management, Inc. ("AIM") and, based upon a review of AIM's operating results during the past two quarters, believed that it may not be recoverable.

        DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners, LLC ("IGP") as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented were restated to reflect IGP as a discontinued operation. The loss from the IGP operation during the three and six months ended May 31, 2002 amounted to ($556,000) and ($998,000), respectively.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        -------
        The Company's consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, the Company has incurred losses from continuing operations of ($437,000) and ($760,000) during the three months ended May 31, 2003 and 2002, respectively. The Company has incurred losses from continuing operations of ($1,083,000) and ($2,466,000) during the six months ended May 31, 2003 and 2002, respectively and has used cash in continuing operations of $1,105,000 and $2,735,000 for the six months ended May 31, 2003 and 2002, respectively. As of May 31, 2003, the Company had working capital of $1,158,000, which is not sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003. These conditions raise substantial doubt as to the ability of the Company to continue its normal business operations as a going concern.

        The Company is reviewing alternate avenues of revenue generation for the credit card loyalty business segment. The Company is now offering PrivilegeONE's patent-pending technology on a licensing basis to various corporations within and outside the automotive sector. In addition, management continues to utilize various marketing channels and is seeking to develop strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, are essential to conduct the credit card loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the Company. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

        The Company will continue to review potential business opportunities to enhance shareholder value within and outside current operating lines of business. As discussed in Part II - Item 5 of this Report, the Company has entered into an agreement to issue Common Stock to certain of its officers, the proceeds of which will be used to fund the acquisition of 35 lots in a residential community being developed in Vero Beach, Florida. If the acquisition is completed, the Company plans to pursue other opportunities in the homebuilding industry.

        CASH FLOWS FROM OPERATING ACTIVITIES
        ------------------------------------
        The Company used cash of $1,105,000 in its operating activities during the six months ended May 31, 2003 compared to $2,735,000 during the same period of the prior year. The current year cash usages reflect the continuing losses of the technical staffing and credit card loyalty segments.

        CASH FLOWS FROM INVESTING ACTIVITIES
        ------------------------------------
        The Company has substantially curtailed its capital expenditures and investing activities. Such curtailment is anticipated to continue until the Company can achieve a state of profitable operations. The Company derived approximately $70,000 from sales of property and equipment for the six months ended May 31, 2002.

        The Company received $55,000 during the six months ended May 31, 2003 from the Specific Indemnification Fund established in connection with the sale of Calton Homes in December 1998. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund and then closed the Fund. The Company increased its litigation reserve with the remaining cash that was in the Specific Indemnification Fund upon its closure.

        CASH FLOWS FROM FINANCING ACTIVITIES
        ------------------------------------
        No cash was provided by or used in financing activities during the six month period ended May 31, 2003. During the six months ended May 31, 2002, the Company repurchased 19,000 shares of its Common Stock for $12,000.

        In addition, during the six months ended May 31, 2002, the Company received $28,000 in connection with the issuance of 55,000 shares of the Company's Common Stock from treasury under the Company's Employee Stock Purchase Plan. There was no similar occurrence in the six months ended May 31, 2003.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        CALTON HOMES
        ------------
        The agreement pursuant to which the Company sold Calton Homes in December 1998 required the Company to indemnify the purchaser for, among other things, certain liabilities that arise out of events occurring prior to the closing, principally relating to certain warranty claims on homes built. In July 2002, the purchaser served a Demand for Arbitration on the Company and subsequently alleged damages of $1,600,000 related to alleged construction defects in homes delivered by Calton Homes prior to its sale. As more fully described in Part II - Item 1 of this Report and
        Note 6 to the Consolidated Financial Statements included in Part I of this Report, this matter was settled in June 2003 and the Company has been released from all past and future obligations, litigation or claims associated with the sale of Calton Homes, including the requirement that the Company establish a liquidating trust if it elected to liquidate or dissolve prior to December 31, 2003. Inasmuch as the reserve previously established in connection with this matter exceeded the cost of settlement, the settlement will have no adverse effect on the Company's financial condition or operating results.

        CREDIT CARD PROCESSING AGREEMENT
        --------------------------------
        The Company and PrivilegeONE have entered into a credit card processing agreement with Fleet Credit Card Services, L.P. pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000.

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

        OTHER LITIGATION
        ----------------
        On April 12, 2002, S. Raymond Tetreault and Thomas E. Van Fechtmann, each of whom is a former officer and member of PrivilegeONE, filed an action in the United States District

        Court for the State of Rhode Island against the Company, PrivilegeONE and certain officers of the Company, alleging, among other things, (i) breach of their employment agreements with PrivilegeONE in connection with the termination of their employment; (ii) breach of fiduciary duty;
        (iii) breach of contract as a result of the Company's unwillingness to permit the early exercise of certain options to acquire the Company's Common Stock prior to the record date for the dividend declared by the Company's Board of Directors in May 2001; and (iv) common law fraud, misrepresentation and violations of the Securities Act of 1933 in connection with the acquisition by the Company of their interest in PrivilegeONE in May 2001, due to an alleged failure to disclose the proposed dividend to the plaintiffs. The plaintiffs were seeking, among other things, compensatory and punitive damages in an unspecified amount, injunctive relief and the imposition of a constructive trust on 190,000 shares of the Company's Common Stock and its ownership interest in PrivilegeONE. The Company's motion to have the case summarily dismissed was denied in December 2002. On April 4, 2003, the Company asserted a counterclaim alleging fraud, among other things, and seeking $5,000,000 in damages. As more fully described in Part II - Item 1 of this Report and Note 6 to the Consolidated Financial Statements included in Part 1 of this Report, this matter was settled in June 2003. Inasmuch as the reserve previously established in connection with this matter exceeded the cost of the settlement, the settlement will have no adverse effect on the Company's financial position or operating results.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and investments and the establishment of reserves for existing and future claims. Actual results could differ from those estimates. The Company's critical accounting policies relating to these items are described in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. As of May 31, 2003, there have been no material changes to any of the critical accounting policies contained therein.

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


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1. LEGAL PROCEEDINGS

        In June 2003, the Company and the Purchaser of Calton Homes settled the dispute that was the subject of the Demand for Arbitration served against the Company in July 2002. The settlement required that the Purchaser fully release the Company from any and all past and future obligations, litigation or claims associated with the sale of Calton Homes, including the requirement that the Company establish a liquidating trust if it elects to liquidate or dissolve prior to December 31, 2003. All amounts held in the General Indemnification Fund established in connection with the sale of Calton Homes (approximately $33,000) were released to the Company.

        In June 2003, the Company settled the action instituted by S. Raymond Tetreault and Thomas E. Van Fechtmann against the Company in the United States District Court for the State of Rhode Island in April 2002.

        The aggregate $650,000 paid by the Company to settle the matters described above was approximately $60,000 less than the amounts previously reserved for these matters. As a result, the settlements will have no adverse effect on the financial condition or operating results of the Company. In addition to the amounts paid by the Company, the plaintiffs in these matters received payments from insurers in connection with the settlements.

        The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        The Company held its 2003 Annual Meeting of Shareholders (the "Meeting") on May 21, 2003. At the Meeting, shareholders were asked to elect each of Mark N. Fessel and John G. Yates as directors for a four year term expiring at the 2007 annual meeting. In addition, the shareholders were asked to approve an amendment to the Calton, Inc. 2000 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 800,000 to 1,300,000 shares. The results of the voting were as follows:


                                                                                               Broker
                                           For        Against      Withheld      Abstain      Non-Vote
                                       -----------  -----------  ------------  -----------  ------------
        Mark N. Fessel                  3,905,285                  266,185
        John G. Yates                   3,905,545                  265,927

        Amendment of 2000 Equity
          Incentive Plan                1,452,595     394,653                     4,626       2,319,596

        The terms of each of Anthony J. Caldarone, J. Ernest Brophy, Kenneth D. Hill, Robert E. Naughton and Frank C. Smith continued after the Meeting.

ITEM 5. OTHER INFORMATION

        The Company has entered into an agreement to acquire, for approximately $4,300,000, the remaining 35 lots in a 121-home residential community currently being developed in Vero Beach, Florida. The Company's acquisition of the lots is subject to the receipt of acquisition and construction financing.

        The acquisition, if completed, will be effected through Homes by Calton, LLC, a limited liability company (the "LLC") recently formed by four officers of the Company to enter into the agreement with the Seller. The Company has acquired 100% of the interests in the LLC from these officers (Anthony J. Caldarone, Chairman and Chief Executive Officer, John G. Yates, President, Maria F. Caldarone, Executive Vice President and Laura A. Camisa, Senior Vice President) for an aggregate purchase price of $400,000, which represents the aggregate investment made by the officers in the LLC. If a commitment for financing cannot be obtained on or before August 22, 2003, the Company will have the right to require the officers to repurchase all of the interests in the LLC for $400,000.

        The Company and the officers have agreed that contemporaneous with the closing of the transaction with the Seller, they will purchase an aggregate of 4,500,000 shares of Common Stock from the Company at a purchase price of $.22 per share, the proceeds of which will be used to acquire the lots from the Seller. The average closing price of the Common Stock for the thirty days prior to the Company's Board of Directors approving the transaction was $.20 per share. Subject to further review and consultation with the American Stock Exchange, the issuance of the shares may be subject to shareholder approval.

        The agreement with the Seller provides for a closing date of August 29, 2003. The Company has guaranteed the performance of the LLC under the agreement. If the acquisition is completed, the Company intends to complete the development of the community and pursue other opportunities in the homebuilding industry.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A) Exhibits

           2.1 - Amended and Restated Agreement for Sale and Purchase of Assets
           2.2 - Amendment to Amended and Restated Agreement for Sale and Purchase of Assets
           2.3 - LLC Purchase Agreement
          10.0 - Stock Purchase Agreement
          99.1 - Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
          99.2 - Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

        B) Reports on Form 8-K

        On April 15, 2003 the Company filed a report on Form 8-K to report that it had issued a news release which disclosed its financial results for the quarter ended February 28, 2003.

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


Date:  July 14, 2003

                                  CERTIFICATION

        I, Anthony J. Caldarone, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended May 31, 2003 of Calton, Inc.;

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

Date: July 14, 2003

                                    /s/ Anthony J. Caldarone
                                    --------------------------------------------
                                    Anthony J. Caldarone
                                    Chairman and Chief Executive Officer

                                  CERTIFICATION

        I, Thomas C. Corley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the quarterly period ended May 31, 2003 of Calton, Inc.;

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

Date: July 14, 2003

                      /s/ Thomas C. Corley
                      -------------------------------------------
                      Thomas C. Corley
                      Senior Vice President, Chief Financial Officer & Treasurer