Form 10QSB
period 2003-08-31
CALTON INC
filed 2003-10-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2003

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

As of October 14, 2003, 9,223,508 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No


                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at
                  August 31, 2003 (Unaudited) and November 30, 2002...............     3

                  Consolidated Statements of Operations (Unaudited) for the
                  Three Months Ended August 31, 2003 and August 31, 2002..........     4

                  Consolidated Statements of Operations (Unaudited) for the
                  Nine Months Ended August 31, 2003 and August 31, 2002...........     5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  Nine Months Ended August 31, 2003 and August 31, 2002...........     6

                  Notes to Consolidated Financial Statements......................     7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................    13

         Item 3.  Disclosure Controls and Procedures..............................    17


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................................    18

SIGNATURES        ................................................................    19


----------------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
----------------------------------------------------------------------------------------

ITEM 1:  FINANCIAL STATEMENTS


                                            CALTON, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                                                  August 31,          November 30,
                                                                                     2003                 2002
                                                                                ---------------      ---------------
ASSETS                                                                           (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                              $    1,361,000       $    3,286,000
         Holdback receivable                                                                 -               88,000
         Accounts receivable, net of allowance for doubtful accounts of
            $22,000 at August 31, 2003 and  $31,000 at November 30, 2002               124,000              281,000
         Inventory                                                                   4,847,000                    -
         Prepaid expenses and other current assets                                     127,000              143,000
                                                                                ---------------      ---------------
            Total current assets                                                     6,459,000            3,798,000

     Deferred charges                                                                  267,000                    -
     Property and equipment, net                                                        57,000              107,000
                                                                                ---------------      ---------------
            Total assets                                                        $    6,783,000       $    3,905,000
                                                                                ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities               $      898,000       $    1,118,000
         Notes payable                                                               3,529,000                    -
         Deferred taxes                                                                487,000              487,000
                                                                                ---------------      ---------------
            Total current liabilities                                                4,914,000            1,605,000
                                                                                ---------------      ---------------

     Commitments and Contingencies                                                           -                    -

SHAREHOLDERS' EQUITY
     Common stock, $.05 par value, 10,740,000 shares authorized;
         9,224,000 and 4,644,000 shares outstanding at August 31, 2003
         and November 30, 2002, respectively                                           459,000              232,000
     Additional paid-in capital                                                     13,009,000           12,138,000
     Accumulated deficit                                                            (2,497,000)            (968,000)
     Less cost of 1,607,000 shares held in treasury                                 (9,102,000)          (9,102,000)
                                                                                ---------------      ---------------
            Total shareholders' equity                                               1,869,000            2,300,000
                                                                                ---------------      ---------------
            Total liabilities and shareholders' equity                          $    6,783,000       $    3,905,000
                                                                                ===============      ===============


                                   See notes to consolidated financial statements.

                                                          3


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                                (UNAUDITED)

                                                                    2003                     2002
                                                            ---------------------    ---------------------
Revenue
     Technical staffing services                            $             77,000     $            273,000
     Website design and implementation                                   111,000                  159,000
     Credit card loyalty program                                               -                    9,000
                                                            ---------------------    ---------------------
                                                                         188,000                  441,000
                                                            ---------------------    ---------------------
Costs and expenses
     Project personnel and expenses                                      104,000                  282,000
     Selling, general and administrative                                 576,000                  958,000
                                                            ---------------------    ---------------------
                                                                         680,000                1,240,000
                                                            ---------------------    ---------------------
Loss from operations                                                    (492,000)                (799,000)

Other (expense) income
     Interest income                                                       3,000                   28,000
     Litigation settlements                                               25,000                        -
     Other (expense) income                                               17,000                   12,000
                                                            ---------------------    ---------------------
Loss from continuing operations                                         (447,000)                (759,000)

Net loss                                                    $           (447,000)    $           (759,000)
                                                            =====================    =====================

                                                            ---------------------    ---------------------
Basic and diluted loss per common share                     $              (0.09)    $              (0.17)
                                                            =====================    =====================

Weighted average number of shares outstanding
         Basic and diluted                                             4,846,071                4,507,000


                              See notes to consolidated financial statements.

                                                     4


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                NINE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                                (Unaudited)

                                                                    2003                     2002
                                                            ---------------------    ---------------------
Revenue
     Technical staffing services                            $            440,000     $            989,000
     Homebuilding consulting fees                                              -                  108,000
     Website design and implementation                                   361,000                  455,000
     Credit card loyalty program                                          13,000                   17,000
                                                            ---------------------    ---------------------
                                                                         814,000                1,569,000
                                                            ---------------------    ---------------------
Costs and expenses
     Project personnel and expenses                                      514,000                  992,000
     Selling, general and administrative                               1,845,000                3,500,000
                                                            ---------------------    ---------------------
                                                                       2,359,000                4,492,000
                                                            ---------------------    ---------------------
Loss from operations                                                  (1,545,000)              (2,923,000)

Other (expense) income
     Interest income                                                      18,000                  108,000
     Loss on disposal of long-lived assets                               (13,000)                       -
     Impairment of note receivable                                             -                 (750,000)
     Litigation settlements                                              (13,000)                       -
     Other income                                                         23,000                  340,000
                                                            ---------------------    ---------------------
Loss from continuing operations                                       (1,530,000)              (3,225,000)

Loss from operations of discontinued component                                 -                 (998,000)
Loss from disposal of discontinued component                                   -                 (541,000)
                                                            ---------------------    ---------------------

Net loss                                                    $         (1,530,000)    $         (4,764,000)
                                                            =====================    =====================

Basic and diluted loss per common share:
     Loss from continuing operations                        $              (0.32)    $              (0.72)
     Loss from discontinued component                                          -                    (0.34)
                                                            ---------------------    ---------------------
         Net loss per common share                          $              (0.32)    $              (1.06)
                                                            =====================    =====================

Weighted average number of shares outstanding
         Basic and diluted                                             4,711,617                4,474,000


                              See notes to consolidated financial statements.

                                                     5


                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED AUGUST 31, 2003 AND 2002
                                                  (UNAUDITED)

                                                                             2003                  2002
                                                                        ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (1,530,000)       $   (4,764,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities
     Depreciation and amortization                                              36,000               106,000
     Loss from discontinued component                                                -               541,000
     Impairment of note receivable                                                   -               750,000
     Loss on disposal of long lived assets                                      13,000                     -
     Stock based compensation                                                   20,000                16,000
     Changes in operating assets and liabilities
         Accounts receivable                                                   157,000               243,000
         Inventory                                                          (4,847,000)                    -
         Prepaid expenses and other assets                                    (251,000)               (3,000)
         Accounts payable, accrued expenses and other liabilities             (220,000)             (293,000)
                                                                        ---------------       ---------------
Net cash used in operating activities                                       (6,622,000)           (3,404,000)

CASH FLOWS FROM INVESTING ACTIVITIES
     Assets and liabilities of discontinued component                                -             2,028,000
     Purchases of property and equipment                                             -                (6,000)
     Receipts (payments) from holdback escrow account                           88,000                (1,000)
                                                                        ---------------       ---------------
Net cash (used in) provided by investing activities                             88,000             2,021,000

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock repurchase                                                                -               (12,000)
     Proceeds from construction financing                                    3,529,000                     -
     Proceeds from sale of common stock                                      1,080,000                     -
     Proceeds from the sale of treasury stock                                        -                62,000
                                                                        ---------------       ---------------
Net cash (used in) financing activities                                      4,609,000                50,000

Net (decrease) in cash and cash equivalents                                 (1,925,000)           (1,333,000)
Cash and cash equivalents at beginning of period                             3,286,000             4,715,000
                                                                        ---------------       ---------------
Cash and cash equivalents at end of period                              $    1,361,000        $    3,382,000
                                                                        ===============       ===============


                                See notes to consolidated financial statements.

                                                       6

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 31, 2003, the results of operations for the three and nine months ended August 31, 2003 and August 31, 2002 and the cash flows for the nine months ended August 31, 2003 and August 31, 2002 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003. Operating results for the three and nine months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ended November 30, 2003.

2.   LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the financial statements, Calton has incurred losses from continuing operations of ($1,530,000) during the nine months ended August 31, 2003. However, as of August 31, 2003, the Company had working capital of $1,545,000, and approximately $2,700,000 available on its line of credit. The credit line in combination with anticipated cash flow from the homebuilding operations is currently projected to be sufficient to fund the current operating plan during the remainder of the fiscal year ending on November 30, 2003.

     In accordance with management's previously stated plans to sustain operations by augmenting revenue opportunities, on August 29, 2003, the Company completed the acquisition of 35 residential lots in the Riverside at The Island Club, a 121 home residential community being developed in Vero Beach, Florida for approximately $4.8 million. This acquisition was financed through bank financing (Note 6) and working capital. The Company plans to complete the development of the Vero Beach project and pursue other opportunities in the homebuilding industry in Florida.

     In addition to the homebuilding activities, management has continued its cost containment efforts. As a result of these efforts, administrative expenses have been reduced from $3,500,000 for the nine months ended August 31, 2002 to $1,845,000 for the nine months ended August 31, 2003. Management currently believes that these levels of administrative expenses can be maintained through the end of the current fiscal year. However, management currently believes that increases in administrative expenses will occur as the homebuilding operations increase.

     During 2002, in connection with management's plans to curtail costs and eliminate non-performing operations, Calton sold its non-performing interest in Innovation Growth Partners, LLC ("IGP") which contributed to the Company's net loss in the amounts of ($1,020,000) during the fiscal year ended November 30, 2002 and ($998,000) during the nine-month period ended August 31, 2002. In addition, further savings were realized when the Internet development group of eCalton.com, Inc. ("eCalton") and PrivilegeONE, LLC ("PrivilegeONE") consolidated office space to best cross train and to leverage employee skill sets. However, the Company has made the strategic decision to exit the Technical Staffing market in Houston. Operations for this subdivision of eCalton will be wound down during the fourth quarter of this year.

     In October 2002, PrivilegeONE entered into an agreement with a large third party distributor, which is an exclusive distributor of Toyota vehicles and parts to 163 Toyota dealerships. Under the terms of the agreement, the distributor had agreed to market and promote the PrivilegeONE program to those 163 dealerships. The distributor has not performed under the contract.

     The Company is continuing to evaluate alternate avenues of revenue generation for the credit card loyalty business segment. The Company is now discussing the applicability of PrivilegeONE's patent-pending technology on a licensing basis to various corporations within and outside the automotive sector. In addition, management continues to utilize various marketing channels and is seeking to develop strategic partners to support the business.

     Access to, and maintenance of, credit card services, such as those provided in the Company's agreement with Fleet Credit Card Services, L.P. ("Fleet"), are essential to conduct the credit card loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet and Kessler Financial Services, a credit card and financial products broker, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse effect on the division's viability.

     The continuation of the Company is currently dependent upon management's ability to successfully develop the homebuilding business and to curtail the costs associated with the aforementioned non-performing businesses. The accompanying financial statements do not include any adjustments that may arise as a result of this uncertainty.

3.   SIGNIFICANT ACCOUNTING POLICIES

     In addition to significant accounting policies reported in our most recent Annual Report on Form 10-K, the Company has the following additional accounting policies associated with the homebuilding business:

     INVENTORY
     Homebuilding work in process, spec and model homes and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or net realizable value. The capitalized costs, other than interest, will be included in cost of homebuilding sales in future statements of operations as homes are sold. Such amounts are immaterial in the accompanying financial statements since the inventory was primarily acquired on August 29, 2003.

     DEFERRED FINANCE CHARGES
     Deferred finance charges, included in other current assets, are associated with the Company's current revolving credit agreement (Note 6). Deferred finance charges are amortized over the term of the line of credit. Amortization will be reflected in future periods as a component of interest expense.

4.   INVENTORY

     Inventory consists of the following as of August 31, 2003:

         Work in process                              $1,797,166
         Undeveloped land                              1,768,731
         Spec homes and models                         1,281,103
                                           ----------------------
                                                      $4,847,000
                                           ----------------------

5.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

     Accounts payable, accrued expenses and other liabilities consist of the following as of August 31, 2003 and November 30, 2002:

                                               2003                2002
                                         ----------------    ----------------

         Accounts payable, trade                 $69,000            $121,000
         Accrued expenses                        279,000             287,000
         Customer deposits                       550,000                   0
         Accrued contingency reserves                  0             710,000
                                         ----------------    ----------------
                                                $898,000          $1,118,000
                                         ================    ================

     As further discussed in Note 9 -Commitments and Contingent Liabilities, the Company settled the contingent matters to which the contingency reserve applied in June 2003. The Centex Homes and Tetreault/Van Fechtmann matters were settled for $650,000. The aggregate $650,000 paid by the Company to settle these matters was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements did not have an adverse effect on the financial condition or operating results of the Company. In addition to the amounts paid by the Company, the plaintiffs in these matters received payments from insurers in connection with the settlements.

6.   NOTES PAYABLE

     On August 29, 2003, in connection with the purchase of the homebuilding property, the Company entered into a loan agreement with Harbor Federal Savings Bank. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit. Interest on advances, which are secured by a mortgage on the homebuilding production property, accrues at a rate equal to the prime rate plus one percent (1%). The loan agreement has a term of two years expiring in August 2005.

7.   SHAREHOLDERS' EQUITY ACTIVITY

     On August 29, 2003, the Company sold 4,500,000 shares of its common stock to four of its officers at a price of $0.24 per share (the closing market price on the date the original agreement for sale was committed to) for an aggregate $1,080,000. The officers who participated in the private placement transaction and the number of shares purchased by each officer is set forth below:

             Name                       Title               Number of Shares Purchased
     ----------------------  ---------------------------   ----------------------------
     Anthony J. Caldarone    Chairman and CEO                        2,597,000
     John G. Yates           President                                 561,000
     Maria F. Caldarone      Executive Vice President                  929,500
     Laura A. Camisa         Senior Vice President                     412,500

8.   SEGMENT REPORTING

     The Company operates in three identifiable business segments as specified below. The first business segment is comprised of eCalton Internet Business Development (an end-to-end solutions provider for Internet Business Development) and eCalton Technology Professionals (technology-based consulting and staffing services specializing in network design and management). The Company has made the strategic decision to exit the technical staffing market and the eCalton Technology Professionals subdivision will be wound down during the fourth quarter of fiscal 2003.

     The second business segment is that of PrivilegeONE, which developed the patent pending PrivilegeONE Loyalty Program that aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards by a financial institution and membership cards.

     The third business segment is that of Corporate, Homebuilding and Consulting which included IGP, prior to its disposal in April 2002. The Company has returned to residential homebuilding in the quarter ended August 31, 2003. This segment recognized revenues from the purchaser of Calton Homes, Inc. in the amount of $108,000 for the nine months ended August 31, 2002 for homebuilding consulting services. The consulting agreement expired on December 31, 2001. No further revenues from this contract are expected.

Operating results, by industry segment, for the nine months ended August 31, 2003 and 2002 are as follows (in thousands):

                                                               Nine months ended August 31, 2003
                                             -------------------------------------------------------------------
                                                                                 Corporate,
                                                Internet        Credit Card     Homebuilding
                                               Development        Loyalty      and Consulting         Total
                                              and Staffing        Business        Services           Company
                                             -------------------------------------------------------------------
Total revenues                               $           801   $          13   $            -      $        814
Total cost of revenues                                   511               3                -               514
Depreciation and amortization                              -               -               36                36
Loss from operations                                    (109)           (473)            (963)           (1,545)
Interest income                                            -               -               18                18
Net loss                                                (148)           (474)            (908)           (1,530)
Total assets                                           $ 155             $ 5          $ 6,623           $ 6,783


                                                               Nine months ended August 31, 2002
                                             -------------------------------------------------------------------
                                                                                 Corporate,
                                                Internet        Credit Card     Homebuilding
                                               Development        Loyalty      and Consulting         Total
                                              and Staffing       Business         Services           Company
                                             -------------------------------------------------------------------

Total revenues                               $         1,444   $          17   $          108      $      1,569
Total cost of revenues                                   988               4                -               992
Depreciation and amortization                             67               -               39               106
Loss from operations                                    (709)         (1,069)          (1,145)           (2,923)
Interest income                                            -               -              108               108
Net loss                                                (497)         (1,069)          (1,659)           (3,225)
Total assets                                           $ 415            $ 56          $ 3,665           $ 4,136

9.   COMMITMENTS AND CONTINGENT LIABILITIES

     CALTON HOMES
     In June 2003, the Company and the purchaser of Calton Homes settled the dispute that was the subject of the Demand for Arbitration served against the Company in July 2002. The settlement required that the purchaser fully release the Company from any and all past and future obligations, litigation or claims associated with the sale of Calton Homes, including the requirement that the Company establish a liquidating trust if it elects to liquidate or dissolve prior to December 31, 2003. All amounts held in the General Indemnification Fund established in connection with the sale of Calton Homes (approximately $33,000) were released to the Company.

     TETREAULT/VAN FECHTMANN
     In June 2003, the Company also settled the action instituted by S. Raymond Tetreault and Thomas E. Van Fechtmann against the Company in the United States District Court for the State of Rhode Island in April 2002.

     The aggregate $650,000 paid by the Company to settle this matter, and the dispute with the purchase of Calton Homes described above, was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements did not have an adverse effect on the financial condition or operating results of the Company. In addition to the amounts paid by the Company, the plaintiffs in these matters received payments from insurers in connection with the settlements.

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

     The Credit Card Loyalty business segment continues to be in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to, and maintenance of, credit card services such as those provided in the Agreement are essential to conduct the Credit Card Loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet and Kessler Financial Services, a credit card and financial products broker, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse effect on the division's viability.

     LITIGATION SETTLEMENTS
     The Company received $25,000 in settlements for the quarter ended August 31, 2003 with no similar receipts or payments in the prior year's same quarter. The Company paid $60,000 in litigation settlements and received $47,000 in proceeds from settlements for the nine months ended August 31, 2003.

10.  DISPOSAL OF INNOVATION GROWTH PARTNERS

     On April 23, 2002, the Company disposed of its 51% interest in IGP as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented prior to the disposal reflect IGP as a discontinued operation. The transaction resulted in a loss of $541,000 that was recorded in the quarter ended May 31, 2002. Revenues and net loss included in discontinued operations for the nine months ended August 31, 2002 amounted to $4,500 and ($998,000), respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations for the Three and Nine Months ended August 31, 2003 and 2002

        REVENUES: Consolidated revenues for the three months ended August 31, 2003 and 2002 were $188,000 and $441,000, respectively. Revenues for the nine months ended August 31, 2003 and 2002 were $814,000 and $1,569,000, respectively. The decline in revenues in 2003, for both the quarter and nine months, reflected reduced demand for technical staffing in the Houston market as a result of recent mergers and subsequent layoffs of talented professionals. Quarterly revenues from the Company's Internet Development and Staffing segment will decline further as a result of management's decision to exit the Houston-based staffing business in the fourth fiscal quarter of 2003. The decline in revenues for the nine months ended August 31, 2003 compared to the comparable period of the prior year is also attributable to the expiration of the consulting agreement with the purchaser of Calton Homes in December 2001.

        Management of the Company has placed significant emphasis on the evaluation of alternate avenues of revenue generation. On August 29, 2003, the Company completed the acquisition of 35 residential lots in the Riverside at the Island Club, a 121 home residential community being developed in Vero Beach, Florida for approximately $4.8 million. This acquisition marks the Company's return to the residential homebuilding business. Revenues associated with the Company's homebuilding operations are currently anticipated to outpace revenues from other business operations and are ultimately expected to constitute the most significant component of consolidated revenues.

        COST OF REVENUES: Cost of revenues consist of project personnel costs and expenses associated with the technical staffing and website design and implementation segment and credit card loyalty program direct expenses. Project personnel and expenses decreased to $104,000 for the quarter ended August 31, 2003 compared to $282,000 for the quarter ended August 31, 2002. Project personnel and expenses decreased to $514,000 for the nine months ended August 31, 2003 compared to $992,000 for the nine months ended August 31, 2002. The decrease in both the quarter and nine months results is primarily attributable to the lower levels of revenues generated in the technical staffing division due to reduced demand. Gross profits on revenues increased from 36% in the quarter ended August 31, 2002 to 45% in the quarter ended August 31, 2003. Quarterly cost of revenues from our Internet Development and Staffing segment will decline further as a result of management's decision to exit the Houtson-based staffing business in the fourth fiscal quarter of 2003. Gross profits on revenues remained at 37% in the nine months ended August 31, 2002 and in the nine months ended August 31, 2003. The increase in gross profits as a percentage of revenues reflects the Company's cost cutting efficiencies and the operations focusing on more profitable contracts.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative costs for the quarter ended August 31, 2003 were $576,000, compared to $958,000 for the quarter ended August 31, 2002. Selling, general and administrative costs for the nine months ended August 31, 2003 were $1,845,000, compared to $3,500,000 for the nine months ended August 31, 2002. The decrease is primarily attributable to significant downsizing of operations at both the PrivilegeONE and the eCalton subsidiaries, coupled with management's focused efforts to curtail administrative expenses. Specifically, these divisions have dramatically reduced occupancy costs and have experienced a reduction in staff compared to the quarter and nine months ended August 31, 2002. Selling, general and administrative costs are currently expected to be stable through the end of fiscal year ended November 30, 2003. However, these expenses are currently projected to increase as the Company's homebuilding business progresses.

        OTHER (EXPENSE) INCOME: Interest income is principally derived from interest on depository accounts and money market type accounts. Interest income decreased from $28,000 during the quarter ended August 31, 2002 to $3,000 for the quarter ended August 31, 2003. Interest income decreased from $108,000 during the nine months ended August 31, 2002 to $18,000 for the nine months ended August 31, 2003. The decreases were a result of lower average deposited balances. Currently, cash is being used in operating activities and, accordingly, interest income is expected to decline during 2003.

        LITIGATION SETTLEMENTS: The Company paid $60,000 in litigation settlements for the nine months ended August 31, 2003 and received $43,000 in proceeds from the settlement of a previously written-off account and an insurance settlement.

        In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund established in connection with the sale of Calton Homes, Inc. in December 1998 and then closed the Fund.

        IMPAIRMENT OF NOTE RECEIVABLE: The impairment of a note receivable in the amount of $750,000 had been incurred in the nine months ended August 31, 2002 without a similar charge in this year's nine months of operation. Management had performed an assessment of a note issued to the Company by Automated Information Management, Inc. ("AIM") and, based upon a review of AIM's operating results, believed that it may not be recoverable.

        INVESTMENT INCOME: During the quarter ended August 31, 2003, the Company received $18,000 from the sale of 20,000 shares of CorVu Corporation common stock. The Company had impaired its entire investment in CorVu stock in fiscal 2000.

        DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners, LLC ("IGP") as part of its overall plans to curtail expenditures and preserve cash reserves. The disposal of IGP was treated as a discontinued operation and, accordingly, the financial results for all periods presented prior to the disposal were restated to reflect IGP as a discontinued operation. The loss from the IGP operation during the nine months ended August 31, 2002 amounted to ($998,000).

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        As reflected in the financial statements, Calton has incurred losses from continuing operations of ($447,000) and ($1,530,000) during the three and nine months ended August 31, 2003. However, as of August 31, 2003, the Company had working capital of $1,545,000, which in combination with available borrowing capacity on the line of credit and anticipated cash flow from the homebuilding operations are projected to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2003.

        The Company is reviewing alternate avenues of revenue generation for the credit card loyalty business segment. The Company is now offering PrivilegeONE's patent-pending technology on a licensing basis to various corporations within and outside the automotive sector. In addition, management continues to utilize various marketing channels and is seeking to develop strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, are essential to conduct the credit card loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet and Kessler Financial Services, a credit card and financial products broker, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse effect on the division's viability.

        The Company will continue to review potential business opportunities to enhance shareholder value within and outside current operating lines of business. On August 29, 2003, the Company completed the acquisition of 35 residential lots in the Riverside at The Island Club, a 121 home residential community being developed in Vero Beach, Florida for approximately $4.8 million. This acquisition marks the Company's return to the residential homebuilding business. As part of the transaction, the Company acquired a sales backlog of approximately $4.3 million, representing homes subject to contracts of sale with homebuyers. The Company has agreed to administer and supervise certain warranty work on homes previously delivered by Beazer Homes Corp., the seller, in the development prior to the transaction, but all of such warranty work, if any, remains the financial obligation of Beazer. The Company plans to complete the development of the Vero Beach project and pursue other opportunities in the homebuilding industry in Florida.

        The Company used approximately $1.3 million of working capital and borrowings of approximately $3.5 million under its $6.2 million loan agreement with Harbor Federal Savings Bank to fund the acquisition of the lots.

        The Company has made the strategic decision to exit the technical staffing market in Houston. This subdivision of eCalton will be wound down during the fourth quarter of fiscal 2003. Revenues from technical staffing services were $77,000 and $440,000 in the three and nine months ended August 31, 2003. Net losses from these activities were ($36,000) and ($149,000) during the three and nine months ended August 31, 2003.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company used cash of $6,622,000 in its operating activities during the nine months ended August 31, 2003 compared to $3,404,000 during the same period of the prior year. The current year cash usages reflect the acquisition of assets (principally inventories) to launch the homebuilding business and the continuing losses of the technical staffing and credit card loyalty segments.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company received cash of $88,000 in its investing activities during the nine months ended August 31, 2003 which was from the Specific Indemnification Fund established in connection with the sale of Calton Homes in December 1998. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund and then closed the Fund.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company received cash from a private placement offering to four of its officers who purchased an aggregate 4,500,000 shares of the Company's common stock at a price of $0.24 per share in August 2003. The total investment equaled $1,080,000. In addition, the Company entered into a loan agreement with Harbor Federal Savings Bank. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5.0 million revolving line of credit. As of August 31, 2003, the Company received $3,529,000 of the available financing from the bank.

        During the nine months ended August 31, 2002, the Company repurchased 19,000 shares of its Common Stock for $12,000. There have been no repurchases during the nine months ended August 31, 2003.

        In addition, during the nine months ended August 31, 2002, the Company received $62,000 in connection with the issuance of shares of the Company's Common Stock from treasury under the Company's Employee Stock Purchase Plan. There was no similar occurrence in the nine months ended August 31, 2003.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

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

        The Credit Card Loyalty business segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to, and maintenance of, credit card services such as those provided in the Agreement are essential to conduct the Credit Card Loyalty business segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet and Kessler Financial Services, a credit card and financial products broker, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse affect on the division's viability.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. As of August 31, 2003, there have been certain material additions to our critical accounting policies that have been disclosed in the financial statements although there have been no changes in the application of existing accounting principles.

ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended August 31, 2003 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                            PART II: OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             A) Exhibits

                10.1 - Registration Rights Agreement

                31.1 - Certification by Chief Executive Officer pursuant to
                       Section 302 of Sarbanes- Oxley Act of 2002

                31.2 - Certification by Chief Financial Officer pursuant to
                       Section 302 of Sarbanes- Oxley Act of 2002

                32.1 - Certification by Chief Executive Officer pursuant to
                       Section 906 of Sarbanes- Oxley Act of 2002

                32.2 - Certification by Chief Financial Officer pursuant to
                       Section 906 of Sarbanes- Oxley Act of 2002


             B) Reports on Form 8-K

                On July 14, 2003 the Company filed a report on Form 8-K to report that it had issued a news release which disclosed its financial results for the quarter and six months ended May 31, 2003.

                On September 11, 2003 the Company filed a report on Form 8-K to report that it had (a) completed the acquisition of 35 residential lots in the Riverside at the Island Club, a 121-home residential community being developed in Vero Beach, Florida for approximately $4.8 million, (b) entered into a loan agreement with Harbor Federal Savings Bank and (c) completed a private offering of 4,500,000 shares of common stock.

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Calton, Inc.
                                ------------------------------------------------
                                              (Registrant)

                            By: /s/ Thomas C. Corley
                                ------------------------------------------------
                                Thomas C. Corley
                                Senior Vice President, Chief Financial Officer
                                  and Treasurer
                                (Principal Financial and Accounting Officer)


Date: October 14, 2003