Form 10KSB
period 2003-11-30
CALTON INC
filed 2004-03-01
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
           (Name of small business issuer as specified in its charter)


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

         Issuer's telephone number, including area code: (772) 794-1414 Securities registered under Section 12(b) of the Exchange Act:

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

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Revenues for the fiscal year ended November 30, 2003: $3,133,000.

The aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the American Stock Exchange) of voting shares and non-voting equity held by non-affiliates of the registrant as of February 20, 2004 was $1,741,000.

As of February 20, 2004, 9,240,000 shares of Common Stock were outstanding.

Certain portions of the Company's Proxy Statement for the annual meeting of shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

--------------------------------------------------------------------------------
Disclosure Concerning Forward-Looking Statements
------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-KSB, including in Part II, Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties, include without limitation, continued operating losses and their effects on liquidity, the Company's ability to raise capital, matters related to national and local economic conditions, including conditions in the residential homebuilding industry, the effect of governmental regulation on the Company, commercial acceptance of the Company's co-branded customer loyalty credit card program, the competitive environment in which the Company operates, the Company's ability to acquire property for development, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS

    (A)  BUSINESS DEVELOPMENT

         Calton, Inc. (the "Company" or "Calton") was incorporated in 1981 and is a New Jersey corporation.

         During the past three fiscal years, the Company's primary business activities have consisted of (i) providing Internet business solutions and technical staffing services, (ii) developing a loyalty and co-branded credit card program and (iii) providing management and consulting services to entrepreneurial and development-stage companies through Innovation Growth Partners, LLC ("IGP"), a 51% owned subsidiary. The Company sold its interest in IGP in April 2002 and, in the fourth quarter of fiscal 2003, wound down its technical staffing business. In August 2003, the Company decided to capitalize on existing management's experience in the residential homebuilding industry and acquired 35 residential lots in a 121 home residential community being developed in Vero Beach, Florida. The Company plans to complete the development of the Vero Beach project and pursue other opportunities in the homebuilding industry in Florida.

         Calton maintains its corporate offices at 2013 Indian River Boulevard, Vero Beach, Florida 32960 and its telephone number is (772) 794-1414.

    (B)  BUSINESS OF ISSUER

         GENERAL
         The Company's business activities are primarily focused on (i) homebuilding through Homes by Calton, LLC ("Homes by Calton") (ii) the development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE") and (iii) providing Internet business solutions through eCalton.com, Inc. ("eCalton").

         HOMES BY CALTON, LLC
         Homes by Calton, a Florida limited liability company, wholly owned by the Company, was formed for the express purpose of capitalizing on existing management's experience in the residential homebuilding marketplace. The Company's focus is on homebuilding developments primarily located in Indian River County, Florida.

         Homes by Calton's initial homebuilding endeavor involved the acquisition on August 29, 2003 of 35 residential lots in the Riverside at The Island Club, a 121 home residential community being developed in Vero Beach, Florida.

         Homes by Calton intends to expand its homebuilding operations throughout the Indian River County market area. Currently, management is assessing and negotiating with various landowners, brokers and agents to expand its operations and to create a more diversified product offering. However, there can be no assurances that transactions can be entered into on terms reasonably satisfactory to management.

         RIVERSIDE AT THE ISLAND CLUB
         At the Riverside at The Island Club community, Homes by Calton offers single-family detached homes at prices, excluding customized options, which ranged from $395,000 to $491,000 as of November 30, 2003. Home by Calton offers four different house floor plans at the community, with the size of homes ranging from 2,633 to 3,411 square feet. A wide selection of options is available to purchasers for additional charges. Major options include built-in entertainment centers, bonus rooms and spas. On average, Homes by Calton's homebuyers added approximately 12% or $48,000 per home, in options and lot premiums to the base price of homes delivered from the community in fiscal 2003. At November 30, 2003, 11 homes were under contract, representing $5,370,000 of sales backlog.

         SALES AND MARKETING
         Homes at the Riverside at The Island Club community are marketed primarily to upper-income buyers, emphasizing high-quality construction and customer satisfaction. Homes by Calton maintains a sales office at this community that is staffed by Homes by Calton sales personnel. These personnel are compensated on a commission-only basis. Local realtors also introduce customers to Homes by Calton. Homes by Calton advertises in newspapers and other local and regional publications. In addition, potential homebuyers can obtain detailed information regarding Riverside at The Island Club by visiting Homes by Calton's website, www.homesbycalton.com. Homes by Calton's homes are sold under a limited warranty as to workmanship and materials.

         CONSTRUCTION
         Homes by Calton acts as the general contractor in the construction of residences at the Riverside at The Island Club community. Homes by Calton employees provide purchasing and quality assurance for, and construction management of, the homes it builds, while the material and labor components of its homes are provided by subcontractors. Homes by Calton generally contracts for most of its materials and labor at fixed prices during the construction period of the home. This process allows Homes by Calton to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. Homes by Calton complies with local and state building codes, including Florida's stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home's design, Homes by Calton construction time generally ranges from about 120 to 300 calendar days.

         COMPETITION
         The homebuilding business is highly competitive and fragmented. Home by Calton competes with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than Homes by Calton has. Sales of existing homes also provide competition. Homes by Calton competes primarily on the basis of price, location, design, quality and service.

         REGULATORY AND ENVIRONMENTAL MATTERS
         Homes by Calton's operations are subject to Federal, state and local laws and regulations. In particular, development of property in Florida is subject to comprehensive Federal and state environmental legislation. This regulatory framework, in general, encompasses areas like traffic considerations, availability of municipal services, use of nature resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on Homes by Calton's ability to further develop communities in Florida. Although the Company believes that Homes by Calton's operations are in full compliance in all material respects with applicable Federal, state and local requirements, Homes by Calton's growth and development opportunities in Florida may be limited and more costly as a result of legislative, regulatory or municipal requirements.

         Homes by Calton's operating costs may also be affected by the cost of complying with existing or future environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on, under or in the property.

         PRIVILEGEONE NETWORKS, LLC
         PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending Program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention through the issuance of co-branded credit card and membership cards. PrivilegeONE is initially focusing on the retail automobile industry. Under the terms of this program, customers of participating automobile dealers are offered the opportunity to apply for the PrivilegeONE VISA credit card. Through PrivilegeONE's unique credit card acquisition system technology, qualifying customers are granted instant credit approval. By using the PrivilegeONE card, customers earn rebate dollars, which can be used when the customer purchases or leases a new or used vehicle. In addition, participating dealers provide up to a ten percent discount on parts and service when the PrivilegeONE card is used at the dealership. To introduce the program, PrivilegeONE has shifted its focus toward large third party distribution channels with existing dealer relationships in the United States and Canada. The Company believes that if the program is proven successful in the automotive industry, it will have applicability to many other industries that may be the focus of the next generation of products.

         AGREEMENT WITH FLEET
         In May 2001, the Company and PrivilegeONE entered into a credit card processing agreement with Fleet pursuant to which Fleet agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet was required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. However, in March 2003 Fleet informed PrivilegeONE of its desire to exit the credit card program, but advised PrivilegeONE that it would assist it in finding a new issuer. PrivilegeONE is currently seeking a new issuer for the program.

         AGREEMENT WITH LARGE THIRD PARTY DISTRIBUTOR
         In October 2002, PrivilegeONE, as part of its shift in strategy toward third party distribution channels, entered into its first agreement with a large third party distributor, which is an exclusive distributor of Toyota vehicles to 163 Toyota dealerships. Under the terms of the agreement with this third party, the distributor has agreed to market and promote the PrivilegeONE program at these 163 dealerships. For each credit card account established at one of these dealerships, PrivilegeONE will be required to pay the distributor a new account fee. The implementation of the PrivilegeONE program through this distribution channel has been delayed as a result of factors outside of the Company's control.

         INSTALLED DEALERSHIPS
         The PrivilegeONE co-branded loyalty and credit card program was initially launched at 29 retail automotive dealerships in New York, New Jersey and New Hampshire. Approximately 2,200 cards were initially issued. No cards have been issued since March 2003 when Fleet informed PrivilegeONE of its desire to exit the program.

         SALES AND MARKETING
         PrivilegeONE has shifted its strategy from an internal sales force to large third party distribution networks, such as the Toyota arrangement described above. PrivilegeONE, through eCalton's technical and marketing development teams, has developed various Internet sites and support services which will enable PrivilegeONE to link certain large third party distributor consumer websites to PrivilegeONE's patent pending online credit card application system ("CCAS").

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

         PATENTS & Trademarks
         PrivilegeONE has applied to the United States Patent and Trademark Office for a patent for CCAS, its online credit card acquisition system. No assurance can be given that the patent will be issued. However, on September 25, 2003, the U.S. Patent Office issued PrivilegeONE a Patent Application Publication Number, US 2003/0182247 A1. Failure to obtain patent protection for CCAS, which the Company believes gives PrivilegeONE an advantage over potential competitors, could result in other parties duplicating the system.

         PrivilegeONE has received trademark registrations for "PrivilegeONE" and the PrivilegeONE stylized logo.

         ECALTON.COM
         eCalton provides innovative web and information technologies that empower large and medium-sized businesses to rapidly create, deliver and manage e-commerce solutions and web initiatives. eCalton provides its clients with proven, cost-effective software solutions supported by consulting personnel to assist with implementation and ongoing project support. eCalton's service offerings include application development, commerce portals, eBusiness integration, wireless computing, outsourcing infrastructure and support change management. Through its specialized subdivision, the Internet Home Construction Group ("iHCG"), the Company has identified and focuses on one prime vertical market segment, the homebuilding industry. iHCG assists homebuilders in using the Internet to communicate effectively with customers, suppliers, trades and employees by developing and implementing cost-effective web-based solutions and strategies.

         SALES AND MARKETING
         eCalton markets its services through existing client referrals, its website, www.eCalton.com and co-operative advertising. In addition, eCalton has been establishing strategic partnerships with complementary organizations such as advertising agencies and homebuilding technology suppliers to facilitate cooperative advertising and lead generation.

         COMPETITION
         The market for Internet professional services is highly competitive and characterized by numerous companies that have introduced or developed products and services similar to those offered by eCalton. The Company expects competition to persist. Continuous competition may result in price reductions, reduced margins and loss of market share. Many of eCalton's competitors and potential competitors have longer operating histories, larger installed customer bases, greater name recognition, longer relationships with their clients, and significantly greater financial, marketing and public relations resources than eCalton. As a result, many of eCalton's competitors may be better positioned to react in the ever-changing market place. eCalton expects competition to persist and intensify in the future.

         SEGMENT DATA
         See Note 9 to the Company's Financial Statements for financial data about its segments.

         EMPLOYEES
         As of February 20, 2004, the Company and its wholly owned subsidiaries employed 19 full time personnel, and two part-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,000 per month, for a renewable term of one year. The Company also leases approximately 3,800 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $6,800 for a term of five years ending August 31, 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Calton, Inc. common stock is traded on the American Stock Exchange ("AMEX") under the symbol CN. The following reflects the high and low sales prices of the common stock during fiscal 2003 and 2002.

                         FISCAL 2003           High      Low
                                             --------  --------

                         1st Quarter           $0.17    $0.11
                         2nd Quarter            0.24     0.09
                         3rd Quarter            0.90     0.19
                         4th Quarter            1.20     0.32

                         FISCAL 2002           High      Low
                                             --------  --------

                         1st Quarter           $0.75    $0.52
                         2nd Quarter            0.71     0.29
                         3rd Quarter            0.36     0.17
                         4th Quarter            0.27     0.13

         On February 27, 2004, the Company received notice from the AMEX staff indicating that the Company no longer complies with the AMEX's continued listing standards due to losses in three of its four most recent fiscal years and shareholders' equity below $4,000,000. The Company intends to appeal this determination and request a hearing before an AMEX committee. There can be no assurance that the Company's request for continued listing will be granted. If the Company's request for continued listing is not successful, it will seek to have its Common Stock become eligible for trading on the NASD's OTC Bulletin Board.

         At February 20, 2004, there were approximately 376 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sale price for the common stock as reported by AMEX was $0.64.

         On August 29, 2003, the Company sold 4,500,000 shares of its common stock to four of its officers for an aggregate purchase price of $1,080,000, or $0.24 per share, which exceeded both the book value and the closing price of the Common Stock on the date that the agreement to sell the shares was reached. In effecting this transaction, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933. The officers who participated in the private placement transaction and the number of shares purchased by each officer is set forth below:

               NAME                   TITLE                      NUMBER OF SHARES PURCHASED
               ---------------------  ------------------------  ----------------------------
               Anthony J. Caldarone   Chairman and CEO                   2,597,000
               Maria F. Caldarone     Executive Vice President             929,500
               John G. Yates          President                            561,000
               Laura A. Camisa        Senior Vice President                412,500

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

         REVENUES: Consolidated revenues increased from $1,954,000 for 2002 to $3,133,000 for 2003. The majority of this increase was due to the Company's decision to capitalize on existing management's experience and to focus on the residential homebuilding line of business. On August 29, 2003, the Company completed the acquisition of 35 residential lots in the Riverside at The Island Club development, a 121-home residential community being developed in Vero Beach, Florida. This division generated $2,180,000 in revenue for the three months ended November 30, 2003, the quarter in which it commenced operations. Revenues associated with the Company's homebuilding operations are currently anticipated to outpace revenues from other business operations and are ultimately expected to constitute the most significant component of consolidated revenues.

         Technical staffing revenues decreased from $1,274,000 in 2002 to $440,000 in 2003. The primary reason for the decrease was the severe downturn in economic conditions in eCalton's Houston regional area office that caused a significant reduction in staffing demands. This resulted in the Company's strategic decision to exit this line of business in the fourth quarter of 2003 and accordingly, no further revenues from this operation are currently projected. Website design and implementation revenues decreased slightly from $538,000 in 2002 to $499,000 in 2003. Economic conditions and intense competition caused this overall reduction in demand for website development.

         Revenues from the Credit Card Loyalty segment decreased from $34,000 in 2002 to $14,000 in 2003. This segment has undergone a shift in strategy and is now exploring different opportunities for revenue generation including, but not limited to, licensing its patent-pending software and joint venture prospects. There were no revenues from homebuilding consulting services in 2003 and $108,000 was generated from these services in 2002. The consulting services revenues were derived from a single consulting agreement associated with the sale of a business in 1998. The agreement expired on December 31, 2001 and, accordingly, no further revenue from this contract is currently projected.

         COST OF REVENUES: Cost of revenues consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the technical staffing services and website design and implementation segments, and credit card loyalty program direct expenses. Homebuilding cost of goods sold were $1,796,000 for the quarter ended November 30, 2003, its first quarter of operations. Project personnel and expenses decreased from $1,250,000 in 2002 to $576,000 in 2003. The decrease is predominantly a result of the lower revenues from the technical staffing segment and the wind-down of this operation in the fourth quarter of 2003. Gross profits on revenues for the homebuilding business were 18% in 2003. Gross profits on revenues for the technical staffing/internet development segment increased from 32% in 2002 to 39% in 2003, principally as a result of cost containment efforts, the wind-down of the technical staffing division and the operations focusing on more profitable contracts.

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $4,312,000 in 2002 to $2,435,000 in 2003. The reduction in expenses is primarily attributable to the significant downsizing of operations at both the PrivilegeONE and eCalton subsidiaries, the wind-down of the technical staffing division, reduced occupancy costs and the continued cost containment efforts focused on by management in all of the Company's business segments. In addition, the Internet development segment of eCalton performs a significant amount of inter-company work for Homes by Calton and PrivilegeONE, thereby reducing consolidated selling, general and administrative expenses. As the fiscal year 2003 amounts only reflect three months worth of expenses incurred by the homebuilding operation, selling general and administrative expenses are currently projected to increase as this division progresses.

         IMPAIRMENTS OF LONG-LIVED ASSETS: The Company adopted FAS144 in the quarter ended February 28, 2002. This pronouncement requires that the Company review the carrying value of its long-lived assets at least annually, or sooner, if facts and circumstances suggest to management that impairments may be present. Impairment charges of $116,000 in 2002 related to the Company's website design and implementation business segment.

         INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income decreased from $124,000 during 2002 to $21,000 during 2003. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during 2004.

         LOSSES ON INVESTMENTS/GAINS AND RECOVERIES: During the year ended November 30, 2003, the Company received $190,000 from the sale of 182,550 shares of CorVu Corporation's common stock. The Company had impaired its entire investment in CorVu stock in fiscal 2000.

         The $750,000 loss on investments in the year ended November 30, 2002, relates to management's decision to write off the Automated Information Management, Inc. ("AIM") Note Receivable. Subsequently, the Company received $350,000 in partial recovery of this loss which was recorded as a gain on recoveries of investments in fiscal 2002. There can be no assurances that any further recoveries will be received on this investment.

         LITIGATION SETTLEMENTS: The amount paid by the Company in 2003 to settle the Calton Homes and Tetreault/Van Fechtmann matters was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements did not have an adverse effect on the financial condition or operating results of the Company.

         The Company received an aggregate of $23,000 and $458,000 in settlements of certain matters subject to litigation in 2003 and 2002, respectively.

         INCOME TAXES: The Company recognized a deferred income tax benefit during the year ended November 30, 2003 (none in 2002). The benefit arose from the release of certain reserves for income tax matters resolved during the period.

         DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners ("IGP") by transferring its ownership interest to IGP in exchange for $1,030,000 of IGP's cash reserves. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which it consulted. The decision to dispose of the Company's interest in IGP resulted from the fact that it had not generated significant revenues or profits and had required significant cash infusion by the Company.

         Innovation Growth Partners generated a $1,020,000 net loss for the fiscal year ended November 30, 2002. No future losses are anticipated from the IGP disposal.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001

         REVENUES: Consolidated revenues decreased from $5,208,000 for 2001 to $1,954,000 for 2002. Technical staffing revenues decreased from $2,760,000 for 2001 to $1,274,000 for 2002. The primary reason for the decrease in technical staffing revenues was the severe downturn in economic conditions in eCalton's Houston regional area office that caused a significant reduction in staffing demands. Consulting services revenues decreased from $1,300,000 for 2001 to $108,000 for 2002. The consulting services revenues were derived from a single consulting agreement associated with the sale of a business in 1998. The agreement expired on December 31, 2001 and accordingly, no further revenue from this contract is currently projected. Website design and implementation revenues decreased from $1,148,000 in 2001 to $538,000 for 2002. Economic conditions and intense competition caused this overall reduction in demand for website development.

         Finally, during the second quarter of 2002, the Company commenced the generation of revenues from the Credit Card Loyalty business segment. Revenues were $34,000 from this segment in fiscal 2002.

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

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $8,238,000 in 2001 to $4,312,000 in 2002. The largest component of this expense category, salaries and related expenses, decreased from $4,732,000 in 2001 to $2,472,000 in 2002, principally as a result of cost containment efforts and activities, including reductions in personnel, in all of the Company's business segments. Bad debts expense, which is also a component of this expense category, decreased from $376,000 in 2001 to a net credit of ($72,000) during 2002. The decrease was a result of management's focused effort to address outstanding balances that had accumulated in the technical staffing and website design and implementation segments. This process resulted in reductions of reserves against previous balances from collections, estimate changes and other business decisions.

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

         INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income decreased from $1,082,000 during 2001 to $124,000 during 2002. The decrease was a result of lower average deposited balances; such decline followed the Company's distribution of a cash dividend of $22,375,000 during 2001.

         LOSSES ON INVESTMENTS/GAINS AND RECOVERIES: The 2002 loss on investments relates to management's decision to write off the AIM Note Receivable. Subsequently, the Company received $350,000 in partial recovery of this loss. There can be no assurances that any further recoveries will be received on this investment.

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

         DISCONTINUED OPERATIONS: On April 23, 2002, the Company disposed of its 51% interest in Innovation Growth Partners (IGP) by transferring its ownership interest to IGP in exchange for $1,030,000 of IGP's cash reserves. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which it consulted. The decision to dispose of the Company's interest in IGP resulted from the fact that it had not generated significant revenues or profits and had required significant cash infusion by the Company.

         Innovation Growth Partners generated a $1,020,000 net loss for the fiscal year ended November 30, 2002. No future losses are anticipated from the IGP disposal.


         LIQUIDITY AND CAPITAL RESOURCES

         GENERAL:

         The Company has incurred operating losses in recent fiscal years. However, with the Company's strategic decision to capitalize on senior management's experience in the homebuilding market and its curtailment of operations in the technical staffing business, management believes that cash on hand as of November 30, 2003, plus amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations during fiscal 2004. Total working capital increased from $2,193,000 at November 30, 2002 to $3,281,000 at November 30, 2003.

         In accordance with management's previously stated plans to sustain operations by augmenting revenue opportunities, on August 29, 2003, the Company completed the acquisition of 35 residential lots in the Riverside at The Island Club, a 121-home residential community being developed in Vero Beach, Florida for approximately $4.8 million. This acquisition was financed through bank financing (Note 4) and working capital. The Company plans to complete the development of the Riverside at The Island Club project and pursue other opportunities in the homebuilding industry in Florida.

         Management has continued its cost containment efforts and as a result, administrative expenses have been reduced from $4,312,000 for the year ended November 30, 2002 to $2,435,000 for the year ended November 30, 2003. In addition, the Company made the strategic decision to curtail operations in the technical staffing business due to the division's diminished performance during the first nine months of fiscal 2003. During 2002, the Company sold its non-performing interest in IGP which contributed to the Company's net loss in the amount of ($1,020,000) during the fiscal year ended November 30, 2002.

         CASH FLOWS FROM OPERATING ACTIVITIES:

         The Company used $2,045,000 in 2003 operating activities, compared to $3,497,000 in 2002. The main uses of cash in 2003 were $806,000 for the acquisition of inventory attributable to the homebuilding business and operating losses sustained during the year.

         CASH FLOWS FROM INVESTING ACTIVITIES:

         The Company generated cash of $88,000 from investing activities during the year ended November 30, 2003. This represented cash distributed from the Specific Indemnification Fund established in connection with the sale of Calton Homes in December 1998. In December 2002, the Company settled the last matter in which cash was withheld in the Specific Indemnification Fund and then closed the Fund.

         CASH FLOWS FROM FINANCING ACTIVITIES:

         The Company generated net cash of $492,000 from financing activities for the year ended November 30, 2003. This was comprised of $1,080,000 of proceeds received from a private placement offering to four of the Company's officers who purchased an aggregate 4,500,000 shares of the Company's common stock at a price of $0.24 per share that was offset by approximately $588,000 which was repaid on the Company's notes payable. In addition to the net cash from financing activities, the Company entered into financing arrangements to purchase real estate inventories with a cost of $3,529,000.

         As a result of the above cash flow activities, cash decreased from $3,286,000 at November 30, 2002 to $1,821,000 at November 30, 2003.
         Total working capital increased from $2,193,000 at November 30, 2002 to $3,281,000 at November 30, 2003.


         COMMITMENTS, GUARANTEES AND CONTINGENCIES

         CREDIT CARD PROCESSING AGREEMENT:

         The Company and PrivilegeONE have entered into a credit card processing agreement ( the "Agreement") with Fleet in 2001 pursuant to which Fleet agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program, plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The Agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000.

         The Credit Card Loyalty Business Segment continues to be in a developmental stage. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided through the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Fleet has advised the Company that it wishes to terminate its agreement with the Company and withdraw as the issuer of the PrivilegeONE credit card. Although the Company does not believe that Fleet has the right to terminate the agreement and withdraw as issuer, the Company, with the cooperation of Fleet, is endeavoring to identify a potential successor issuer to Fleet. The failure to enter into an agreement with a successor issuer, if the agreement with Fleet is terminated, would have a material adverse effect on the division's viability. No assurance can be given that PrivilegeONE will be successful in reaching an agreement with a successor issuer.

         PROFIT SHARING ARRANGEMENT:

         The Company has entered into an arrangement with John G. Yates, its President, and Thomas C. Corley, its Senior Vice President and Chief Financial Officer, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of the Company and PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

         LOAN AGREEMENT

         The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit that is due on demand. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. The loan agreement has a term of two years expiring in August 2005. As of November 30, 2003, $1,098,000 of acquisition and construction borrowings and $1,843,000 of advances under the line of credit were outstanding.

         OPERATING LEASE COMMITMENTS:

         The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                              2004        $     82,000
                              2005              68,000
                                          ------------
                              Total       $    150,000
                                          ============


         GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS:

         The Company has no guarantees outside of the consolidated organization and no off balance sheet arrangements of any nature.

         PARTICULARLY SENSITIVE ACCOUNTING ESTIMATES

         RESERVE FOR BAD DEBTS: The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. The Company continues to perform formal reviews on all open accounts receivable, write off balances known to be uncollectible against existing reserves, and estimate the appropriate levels of reserves on existing balances. As a result of this on-going process, reserves were reduced from $31,000 as of November 30, 2002 to $22,000 as of November 30, 2003.

         RESERVE FOR WARRANTY: The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated costs are 0.5% of total revenue. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary. The Company's warranty liability is included in accrued expenses on its balance sheet.

         OTHER RESERVES: The Company resolved the litigation matters in the year ended November 30, 2003 for which it had previously reserved $710,000 as of November 30, 2002. The accrual required significant subjective estimates about then existing and potential future claims. Management made its estimates based upon the best available evidence, which included historical experience in the homebuilding industry and the counsel of outside lawyers engaged in litigating certain other matters. Management applied the provisions of SFAS 5 Accounting for Contingencies in making its estimates, where amounts that are probable and estimable are recorded. As a result of the Company's estimation process, reserves for the various litigation claims of $710,000 were established as of November 30, 2002. The aggregate $650,000 paid by the Company to settle the litigation matters in the year ended November 30, 2003, was approximately $60,000 less than the amounts reserved for these matters for financial statement purposes.

         RECENT ACCOUNTING PRINCIPLES

         FASB STATEMENT 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (STATEMENT 150)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         FASB STATEMENT 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (STATEMENT 149)

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. This statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

         FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46)

         In December 2003, the FASB issued FASB Interpretation No. 46, Amended, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 addresses the consolidation requirements of companies that have variable interest entities. This Interpretation requires the consolidation of any variable interest entities in which a company has a controlling financial interest and requires disclosure of those that are not consolidated but in which the company has a significant variable interest. The requirements of FIN 46 will be effective for the Company's first quarter 2004. The Company does not expect this Interpretation to have a material impact on its financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended November 30, 2003 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Securities and Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         EXECUTIVE OFFICERS
         The executive officers of the Company, as of February 20, 2004, are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:


          Name                       Age     Position
          ----                       ---     --------
          Anthony J. Caldarone       66      Chairman and Chief Executive Officer
                                             Chairman and Chief Executive Officer -
                                             Homes by Calton, LLC President -
                                             eCalton.com, Inc.
          John G. Yates              60      President and Chief Operating Officer
                                             President and Chief Executive Officer - PrivilegeONE
          Maria F. Caldarone         40      Executive Vice President of Corporate Development and Asst. Secretary
                                             President - Homes by Calton, LLC
                                             Executive Vice President of Operations - PrivilegeONE
          Thomas C. Corley           42      Senior Vice President, Chief Financial Officer and Treasurer
                                             Senior Vice President and Chief Financial Officer - PrivilegeONE
          Laura A. Camisa            41      Senior Vice President of Strategic Planning
                                             Senior Vice President - Homes by Calton, LLC
                                             Executive Vice President and Secretary - eCalton.com, Inc.
                                             Senior Vice President of Strategic Planning - PrivilegeONE

         Mr. Caldarone has served as Chairman and Chief Executive Officer of the Company since November 1995. From November 1995 through August 2002, Mr. Caldarone also served as President of the Company. He served as director of the Company from June 1993 through October 1995 and as Chairman, President and Chief Executive Officer from the inception of the Company in 1981 through June 1993.

         Mr. Yates was appointed President and Chief Operating Officer of the Company in September 2002. Mr. Yates has served as President and Chief Executive Officer of PrivilegeONE since May 2001. From 1993 through December 2000, Mr. Yates served as Senior Vice President and General Manager of American Express, and in that capacity implemented and managed the American Express Corporate Purchasing Card division. Prior to American Express, Mr. Yates served in various management capacities in numerous businesses during his twenty-four years with General Electric (see "Arrangement with Certain Officers").

         Ms. Caldarone served as the Director of Business Development from January 1999 until she was appointed as a Vice President of the Company in February 2000. In May 2001, Ms. Caldarone was appointed Executive Vice President of PrivilegeONE. In September 2002, Ms. Caldarone was promoted to Executive Vice President of Calton, Inc. In January 2004, Ms. Caldarone was appointed President of Homes by Calton, LLC. From 1995 through January 1999, Ms. Caldarone was a non-practicing attorney. Prior to 1995, Ms. Caldarone was employed by Trafalgar Homes from December 1993 to November 1994, where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone.

         Mr. Corley was appointed Senior Vice President of Finance, Chief Financial Officer and Treasurer of the Company in September 2002. Mr. Corley has served as Senior Vice President and Chief Financial Officer of

         PrivilegeONE since January 2000. Mr. Corley has over 17 years experience in public accounting, large corporate and international tax, financial modeling and financial management, having most recently been a founding partner of McGuinness, Corley & Hodavance, CPAs from 1995 to 2000. Prior to that, he held the positions of Senior Manager of Taxation with ESSROC Cement Corp/Italcimenti-Ciment Francais., Senior Tax Accountant with Arthur Andersen and Staff Accountant with Bart & Bart, CPAs (see "Arrangement with Certain Officers").

         Ms. Camisa was hired as a Financial Analyst by the Company in February 2000. In April 2000, she was appointed Vice President of Strategic Planning. In June 2001, Ms. Camisa was appointed Executive Vice President of eCalton's Internet business development division. In September 2002, Ms. Camisa was promoted to Senior Vice President of Calton, Inc. In January 2004, Ms. Camisa was appointed Senior Vice President of Homes by Calton, LLC. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing as well as successfully completing the company's Investment Banking Analyst Training Program.

         ARRANGEMENT WITH CERTAIN OFFICERS
         John G. Yates and Thomas C. Corley have served as unpaid officers of Calton, Inc. and PrivilegeONE since August 31, 2003 and September 30, 2003, respectively. In consideration of their agreement to continue to serve in such capacities and pursue business opportunities on behalf of PrivilegeONE, the Company has agreed that Mr. Yates and Mr. Corley will be entitled to 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. As a result of this arrangement, Mr. Yates and Mr. Corley are not required to devote their full time and attention to the affairs of the Company; however, the Company does not believe that the absence of a full time commitment on the part of Mr. Yates and Mr. Corley has had, or will have, a material adverse impact on the Company's ability to conduct its business.

         DIRECTORS
         Information regarding Directors of the Company is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

         CODE OF CONDUCT
         The Company has adopted a Code of Conduct that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and other senior financial officers. The Company's Code of Conduct is posted on its website, www.caltoninc.com, under Investor Relations. The Company intends to disclose on its website any amendment to, or waiver of, a provision of the Code of Conduct that applies to its Chief Executive Officer, Chief Financial Officer or other senior financial officers.

ITEM 10. EXECUTIVE COMPENSATION

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Reference is made to the Index of Exhibits hereinafter contained on page E-1.

         (b)  Reports on Form 8-K

              On September 11, 2003 the Company filed a Report on Form 8-K to report that it had (a) completed the acquisition of 35 residential lots in the Riverside at The Island Club, a 121-home residential community being developed in Vero Beach, Florida for approximately $4.8 million, (b) entered into a loan agreement with Harbor Federal Savings Bank and (c) completed a private offering of 4,500,000 shares of common stock with certain senior officers of the Company.

              On October 15, 2003, the Company filed a Report on Form 8-K to report that it had issued a news release to report its financial results for the three and nine months ended August 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by Item 14 is incorporated herein by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CALTON, INC.
                                                 --------------------------
                                                 (Registrant)

Dated: February 20, 2004                    By:  /s/ Thomas C. Corley
                                                 --------------------------
                                                 Thomas C. Corley, Senior Vice
                                                 President, Chief Financial
                                                 Officer and Treasurer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Anthony J. Caldarone and Thomas C. Corley and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                               Title                                Date
--------------------------------  -------------------------------------------  ----------------------
/s/ Anthony J. Caldarone          Chairman and Chief Executive Officer         February 20, 2004
--------------------------------  (Principal Executive Officer)
Anthony J. Caldarone

/s/ Thomas C. Corley              Senior Vice President, Chief Financial       February 20, 2004
--------------------------------  Officer & Treasurer (Principal Financial &
Thomas C. Corley                  Accounting Officer)

/s/ Anthony J. Caldarone          Director                                     February 20, 2004
--------------------------------
Anthony J. Caldarone

/s/ J. Ernest Brophy              Director                                     February 20, 2004
--------------------------------
J. Ernest Brophy

/s/ Mark N. Fessel                Director                                     February 20, 2004
--------------------------------
Mark N. Fessel

/s/ Kenneth D. Hill               Director                                     February 20, 2004
--------------------------------
Kenneth D. Hill

/s/ Robert E. Naughton            Director                                     February 20, 2004
--------------------------------
Robert E. Naughton

/s/ Frank Cavell Smith, Jr.       Director                                     February 20, 2004
--------------------------------
Frank Cavell Smith,Jr.

/s/ John G. Yates                 Director and President                       February 20, 2004
--------------------------------
John G. Yates

                          CALTON, INC. AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheet as of November 30, 2003                       F-3

Consolidated Statements of Operations for the Years Ended
November 30, 2003 and 2002                                               F-4

Consolidated Statements of Cash Flows for the Years Ended
November 30, 2003 and 2002                                               F-5

Consolidated Statements of Shareholders' Equity for the Years
Ended November 30, 2003 and 2002                                         F-6

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders
Calton, Inc.

We have audited the accompanying consolidated balance sheets of Calton, Inc. and Subsidiaries ("Calton") as of November 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2003. These financial statements are the responsibility of Calton's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries at November 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.




                                          /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
February 6, 2004


CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003


     ASSETS
        Current Assets
           Cash and cash equivalents                                                  $     1,821,000
           Accounts receivable, net of allowance for doubtful accounts of $22,000             101,000
           Inventory                                                                        4,335,000
           Prepaid expenses and other current assets                                           95,000
                                                                                    ------------------
              Total current assets                                                          6,352,000
                                                                                    ------------------

           Deferred charges                                                                   233,000
           Property and equipment, net                                                         52,000
                                                                                    ------------------
              Total assets                                                            $     6,637,000
                                                                                    ==================

     LIABILITIES AND SHAREHOLDERS' EQUITY
        Current Liabilities
           Accounts payable, accrued expenses and other liabilities                   $     1,228,000
           Notes payable                                                                    1,843,000
                                                                                    ------------------
              Total current liabilities                                                     3,071,000
                                                                                    ------------------

        Noncurrent portion of notes payable                                                 1,098,000
        Commitments and contingent liabilities (Note 10)                                            -

        Shareholders' Equity
           Common stock, $.05 par value, 10,740,000 shares authorized;
              9,240,000 shares outstanding                                                    462,000
           Additional paid-in capital                                                      12,185,000
           Retained earnings (deficit)                                                     (1,913,000)
           Less cost of shares held in treasury 1,457,000 shares                           (8,266,000)
                                                                                    ------------------
              Total shareholders' equity                                                    2,468,000
                                                                                    ------------------
              Total liabilities and shareholders' equity                              $     6,637,000
                                                                                    ==================


                                   See notes to consolidated financial statements.


                                                        F-3


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                        2003              2002
                                                                  ----------------  ----------------
    REVENUE
      Homebuilding and consulting                                    $ 2,180,000      $    108,000
      Technical staffing services                                        440,000         1,274,000
      Website design and implementation                                  499,000           538,000
      Credit card loyalty program revenue                                 14,000            34,000
                                                                  ----------------  ----------------
                                                                       3,133,000         1,954,000
                                                                  ----------------  ----------------
    COSTS AND EXPENSES
      Cost of sales
        Homebuilding                                                   1,796,000                 -
        Internet development/technical staffing                          572,000         1,238,000
        Credit card loyalty program                                        4,000            12,000
      Selling, general and administrative                              2,435,000         4,312,000
      Impairment of assets                                                     -           116,000
                                                                  ----------------------------------
                                                                       4,807,000         5,678,000
                                                                  ----------------------------------
        Loss from operations                                          (1,674,000)       (3,724,000)

    OTHER (EXPENSE) INCOME
      Interest income                                                     21,000           124,000
      Interest expense                                                   (49,000)                -
      Loss on investments                                                      -          (750,000)
      Gains on recoveries on investments                                 190,000           350,000
      Litigation settlements                                              23,000           458,000
      Other income                                                        57,000           119,000
                                                                  ----------------  ----------------
        Loss from continuing operations before income taxes
           and discontinued operations                                (1,432,000)       (3,423,000)

    INCOME TAX BENEFIT                                                   487,000                 -
                                                                  ----------------  ----------------
        Loss from continuing operations                                 (945,000)       (3,423,000)
                                                                  ----------------  ----------------

    DISCONTINUED OPERATIONS:
      Loss from operations of discontinued subsidiary                          -        (1,020,000)
      Loss from disposals of discontinued subsidiaries                         -          (541,000)
                                                                  ----------------  ----------------
        Loss from discontinued operations                                      -        (1,561,000)
                                                                  ----------------  ----------------
    NET LOSS                                                         $  (945,000)     $ (4,984,000)
                                                                  ================  ================

    LOSS PER SHARE:
      Basic and Diluted:
        Loss from continuing operations                              $     (0.16)     $      (0.76)
        Loss from discontinued operations                                      -             (0.35)
                                                                  ----------------  ----------------
        Net loss per common share                                    $     (0.16)     $      (1.11)
                                                                  ================  ================

    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
        Basic                                                          5,840,000         4,509,000
                                                                  ================  ================
        Diluted                                                        5,840,000         4,509,000
                                                                  ================  ================

                           See notes to consolidated financial statements.

                                                 F-4


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                                   2003              2002
                                                                             ----------------  ----------------
    CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $   (945,000)     $ (4,984,000)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
        Deferred income taxes                                                     (487,000)                -
        Impairment of investments                                                        -           750,000
        Losses from disposals of discontinued component                                  -           541,000
        Impairments of long lived assets                                                 -           116,000
        Loss on disposal of long lived assets                                       13,000                 -
        Provision for uncollectible receivables                                          -           (72,000)
        Depreciation and amortization                                               43,000           139,000
        Stock-based compensation                                                    33,000            19,000
        Changes in operating assets and liabilities:
           Accounts receivable                                                     180,000           269,000
           Inventory                                                              (806,000)                -
           Prepaid expenses and other assets                                      (185,000)           30,000
           Accounts payable, accrued expenses and other liabilities                109,000          (305,000)
                                                                             ----------------  ----------------
    Net cash flows from operating activities                                    (2,045,000)       (3,497,000)
                                                                             ----------------  ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES
        Assets and liabilities of discontinued subsidiaries                              -         2,028,000
        Purchases of property and equipment                                              -            (6,000)
        Receipts from (payments to) holdback escrow account                         88,000            (2,000)
                                                                             ----------------  ----------------
    Net cash flows from investing activities                                        88,000         2,020,000
                                                                             ----------------  ----------------

    CASH FLOWS FROM FINANCING ACTIVITIES
        Purchase of treasury stock                                                       -           (12,000)
        Payments on notes payable                                                 (588,000)                -
        Proceeds from sale of common stock and treasury stock to officers        1,080,000                 -
        Proceeds from the sale of treasury stock and
           exercise of stock options                                                     -         60,000.00
                                                                             ----------------  ----------------
    Net cash flows from financing activities                                       492,000            48,000
                                                                             ----------------  ----------------

    Net (decrease)  in cash and cash equivalents                                (1,465,000)       (1,429,000)
    Cash and cash equivalents at beginning of period                             3,286,000         4,715,000
                                                                             ----------------  ----------------
    Cash and cash equivalents at end of period                                 $ 1,821,000       $ 3,286,000
                                                                             ================  ================

    SUPPLEMENTAL CASH FLOW INFORMATION
        Non-cash investing and financing activities
           Acquisition of inventory assets through financing                     3,529,000


                                      See notes to consolidated financial statements.

                                                            F-5


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS)



                                          Common Stock        Additional     Retained                    Total
                                       --------------------     Paid In      Earnings     Treasury    Shareholders'
                                        Shares     Amount       Capital      (Deficit)      Stock        Equity
                                       --------------------  ------------  -----------   -----------  ------------
Balances December 1, 2001                 4,417    $   221    $   13,134    $   4,016     $ (10,154)   $    7,217

    Net Loss                                  -          -             -       (4,984)            -        (4,984)
    Stock issued to Directors                52          3            16            -             -            19
    Purchases of treasury stock             (19)        (1)            1            -           (12)          (12)
    Stock issued under employee stock
      ownership plan                        194          9        (1,013)           -         1,064            60
                                       ---------  ---------  ------------  -----------   -----------  ------------
Balances November 30, 2002                4,644    $   232    $   12,138    $    (968)     $ (9,102)   $    2,300

    Net Loss                                  -          -             -         (945)            -          (945)
    Stock issued to Directors                96          5            28            -             -            33
    Common stock and treasury stock
      sold to officers                    4,500        225            19            -           836         1,080
                                       ---------  ---------  ------------  -----------   -----------  ------------
Balances November 30, 2003                9,240    $   462    $   12,185    $  (1,913)     $ (8,266)   $    2,468
                                       =========  =========  ============  ===========   ===========  ============






                                  See notes to consolidated financial statements.



                                                      F-6

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESSES

    Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in (i) constructing single family homes through Homes by Calton, LLC ("Homes by Calton"), (ii) providing Internet business solutions and consulting services through eCalton.com, Inc. ("eCalton") and (iii) the development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC, ("PrivilegeONE").

    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

    REVENUE RECOGNITION

    Revenues from homebuilding operations are recognized when title and possession of the home have been passed to the buyer and there are no further material obligations of the Company.

    Revenues from website design and implementation are derived under short-term time-and-material and, to a lesser extent, fixed price contracts with principally commercial business customers. Website design and implementation revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Website design and implementation revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of November 30, 2003.

    CASH AND CASH EQUIVALENTS

    Cash equivalents consist of demand deposits and highly liquid money market funds. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

    ACCOUNTS RECEIVABLE AND CREDIT RISK

    The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. The Company continues to perform formal reviews on all open accounts receivable, write off balances known to be uncollectible against existing reserves, and estimate the appropriate levels of reserves on existing balances.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    INVENTORY

    Homebuilding work in process, speculative and model homes and land held for development and sale are stated at the lower of cost (including direct construction costs, capitalized interest, and real estate taxes) or net realizable value. The capitalized costs will be included in cost of homebuilding revenues as homes are sold and customers take title to the home and real estate.

    In accordance with SFAS 34, Capitalization of Interest Costs, the Company capitalizes interest incurred on lots under development and homes under construction. During the year ended November 30, 2003, approximately $18,000 of interest was capitalized. Capitalization begins when the construction of a home commences, whether it is under contract or being built on a speculative basis. Capitalized interest costs are charged to cost of sales in the period when the revenues from home closings are recognized. Interest costs are expensed on developed, vacant lots and completed speculative homes.

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

    DEFERRED FINANCING COSTS

    Deferred finance charges included in other current assets are associated with the Company's current revolving credit agreement (Note 4). Deferred finance charges are amortized over the term of the line of credit. Amortization is reflected as a component of interest expense.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, investments, account payable, accrued expenses and other liabilities and notes payable. At November 30, 2003, the fair value of these instruments approximated their carrying value.

    ADVERTISING EXPENSE

    The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $54,000 and $61,000 for the years ended November 30, 2003 and 2002, respectively.

    PER SHARE COMPUTATIONS

    Basic net income/(loss) per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the period. Diluted income/(loss) per share is computed by dividing the net income/(loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

    The effect of 735,000 and 731,000 stock options and warrants outstanding at November 30, 2003 and 2002, respectively, were not included in the calculation of diluted loss per share for each of those years, as they were anti-dilutive.

    STOCK-BASED COMPENSATION

    The Company accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, the Company recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. The Company accounts for non-employee stock-based compensation using the fair market value approach for stock options and warrants, in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ARRANGEMENTS.

    The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 (See "Recent Accounting Pronouncements," below.):

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


       Year ended November 30:                                         2003          2002
                                                                  ------------- ---------------
       Net loss, as reported                                        $(945,000)    $(4,984,000)
                                                                  ============= ===============
       Loss per share, as reported                                  $   (0.16)    $     (1.11)
                                                                  ============= ===============

       Stock-based employee compensation costs used in the          $       -     $         -
                                                                  ============= ===============
       determination of net loss, as reported

       Stock-based employee compensation costs that would
       have been included in the determination of net loss if
       the fair value method (Statement 123) had been
       applied to all awards                                        $  (7,200)    $    (4,000)
                                                                  ============= ===============

       Unaudited pro forma net loss, as if the fair value
       method had been applied to all awards                        $(952,200)    $(4,988,000)
                                                                  ============= ===============

       Unaudited pro forma loss per share, as if the fair
       value method had been applied to all awards                  $   (0.16)    $     (1.11)
                                                                  ============= ===============

    Stock based compensation costs that would have been included in the determination of net loss if the fair value method had been applied is calculated using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of .8, risk-free interest rate of 4.34% in 2003 and 2.64% in 2002, assumed forfeiture rate as they occur, and an expected life of 4.5 and 7.9 years at November 30, 2003 and 2002, respectively.

    RECENT ACCOUNTING PRONOUNCEMENTS

    FASB STATEMENT 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (STATEMENT 150)

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS No. 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

    FASB STATEMENT 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (STATEMENT 149)

    In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments to require similar accounting treatment

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    for contracts with comparable characteristics. This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging activities designated after June 30, 2003. This statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

    FASB INTERPRETATION NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN
    46)

    In December 2003, the FASB issued FASB Interpretation No. 46, Amended, "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 addresses the consolidation requirements of companies that have variable interest entities. This Interpretation requires the consolidation of any variable interest entities in which a company has a controlling financial interest and requires disclosure of those that are not consolidated but in which the company has a significant variable interest. The requirements of FIN 46 will be effective for the first quarter of 2004. The Company does not expect this Interpretation to have a material impact on its financial position, results of operations or cash flows.

2.  INVENTORY

    Inventory consists of the following as of November 30, 2003:


         Developed land                        $1,829,000
         Work in process                        1,593,000
         Speculative and model homes              913,000
                                             -------------
                                               $4,335,000
                                             =============

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of November 30, 2003:

         Computer equipment and furniture      $  132,000
         Leasehold improvements                    65,000
         Other                                      3,000
                                             -------------
                                                  200,000
         Less: Accumulated Depreciation          (148,000)
                                             -------------
                                               $   52,000
                                             =============

4.  NOTES PAYABLE

    Notes payable consists of borrowing under a combined $1.2 million acquisition and construction financing line and a $5.0 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facilities are secured by inventories and related homebuilding assets and expire in August 2005. The annual interest rate is the bank's prime rate plus 1% (5.25% at November 30, 2003).

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


5.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

    Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2003:

               Accounts payable, trade               $  125,000
               Accrued expenses                       1,103,000
                                                   ------------
                                                     $1,228,000
                                                   ============

6.  DIVESTITURE ACTIVITIES

    INNOVATION GROWTH PARTNERS: On April 23, 2002, the Company disposed of its 51% interest in IGP by delivering its ownership interests to the IGP management in exchange for $1,030,000 of Innovation Growth Partner's ("IGP") cash reserves and warrants to acquire 25,000 shares of Miresco Investment Services, Inc., a privately held company which designs, imports and sells high quality area rugs throughout the United States. The transaction resulted in a loss of $541,000, which was recorded in the quarter ended May 31, 2002. IGP was originally established to develop businesses and provide management and consulting services to entrepreneurial and development stage companies, as well as developing and acquiring controlling interests in the businesses with which they consult. However, from its inception, IGP did not generate significant revenues or profits and required significant cash infusion. The consolidated financial statements and related notes for all periods prior to the disposal have been restated, where applicable, to reflect the disposal of IGP as a discontinued operation as provided in SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which was early adopted in the first fiscal quarter of the Company's year ended November 30, 2002.

    Results of operations from IGP are as follows:

                                                        2003          2002
                                                    ------------  -----------
         Revenues of discontinued subsidiary         $        -   $         -
                                                    ============  ===========
         Net loss from discontinued subsidiary       $        -   $(1,020,000)
                                                    ============  ===========

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

    PRIVATE PLACEMENT

    On August 29, 2003, the Company sold 4,500,000 shares of its common stock to four of its officers for an aggregate purchase price of $1,080,000, or $0.24 per share, which exceeded both the book value and the closing price of the Common Stock on the date that the agreement to sell the shares was reached. A portion of the stock issued to the

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    officers was issued out of Treasury shares. The 150,000 shares issued from Treasury were recorded using the first-in first-out method of accounting with the difference being recorded in paid-in-capital.

    STOCK REPURCHASE PROGRAM

    During 1998, the Company commenced a stock repurchase program covering up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. Treasury stock is recorded at cost as a reduction of shareholders' equity. During the fiscal year ended November 30, 2003, there were no treasury stock purchases. During the fiscal year ended November 30, 2002, the Company purchased 19,000 shares of Common Stock for $12,000.

    STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

    As of November 30, 2003 there were 353,347 options exercisable under all plans in the aggregate with a weighted average exercise price of $3.75. Stock option activity is summarized as follows:

                                                   2003                               2002
                                        ------------------------------   -------------------------------
                                                         Weighted                          Weighted
                                                         Average                           Average
                                                         Exercise                          Exercise
                                          Options         Price              Options        Price
                                        ------------------------------   -------------------------------
      Outstanding
          Beginning of year                 731,200      $    3.24            292,200     $    5.89
          Granted at market price            40,000           0.21            467,000          0.45
          Exercised                               -              -                  -             -
          Expired or cancelled              (35,800)          0.69            (28,000)         0.79
                                        ------------------------------   -------------------------------
      Outstanding end of year               735,400      $    2.48            731,200     $    3.24
                                        ==============================   ===============================

                                        ------------------------------   -------------------------------
      Exercisable as of November 30         353,347      $    3.75            271,000     $    5.53
                                        ==============================   ===============================

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    The weighted average exercise price of the options granted during fiscal years ended 2003 and 2002 is $0.21 and $0.45, respectively. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table.


                            Options and Warrants Outstanding                      Exercisable
       ------------------------------------------------------------------  ----------------------------
           Range of                      Weighted Avg.      Weighted Avg.                Weighted Avg.
            Prices         Number        Remaining Life   Exercise Price     Number     Exercise Price
       ----------------  ------------  -----------------  ---------------  -----------  ---------------
        $  0.01 - 1.00       513,400        7.70 yrs.     $         0.46    155,347     $        0.47
           1.01 - 5.00        50,000        2.42 yrs.               4.12     50,000              4.12
           5.01 - 6.00         4,000        0.42 yrs.               5.45      4,000              5.45
           6.01 - 7.00       120,000        0.17 yrs.               6.10    120,000              6.10
           7.01 - 9.00         8,000        1.42 yrs.               8.75      8,000              8.75
         13.01 - 14.00        40,000        1.17 yrs.              13.90     16,000             13.90
                         ------------  -----------------  --------------  -----------   ---------------

        $ 0.01 - 14.00       735,400        5.65 yrs.     $         2.48    353,347     $        3.75
                         ============  =================  ==============  ===========   ===============

    During 2003, 150,000 shares of treasury stock were issued to management as part of the private placement. During 2002, the Company sold 194,000 shares of treasury stock to employees participating in the Employee Stock Purchase plan for $60,000. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction of paid-in capital.

    As of November 30, 2003, there were 396,228 shares of Common Stock reserved for possible future issuances under the Company's stock option plans.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


8.  INCOME TAXES

    The income tax benefit for the year ended November 30, 2003 arose from the release of certain reserves for income tax matters resolved during the period.

    The federal net operating loss carryforward for tax purposes is approximately $29,783,000 at November 30, 2003. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2023.

    The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                        2003          2002
                                                   ---------------------------

      Benefit using statutory rate                  $   501,000   $ 1,743,000
      Change in valuation allowance                    (501,000)   (1,743,000)
      Reduction in Federal deferred tax liability       487,000             -
                                                   ---------------------------

                                                    $   487,000   $         -
                                                   ===========================

    Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2003 are as follows:


      Net operating losses                                $ 12,217,000
      Asset impairment charges                                 321,000
      Capital loss carryforwards                               216,000
      Investment impairment charges                            263,000
      Bad debt and other allowances                              8,000
      Other                                                     62,000
                                                         --------------
         Deferred tax assets                                13,087,000
      Less: Valuation allowances                           (13,087,000)
                                                         --------------
      Net deferred taxes                                  $          -
                                                         ==============

9.  INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

    The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in four business segments, as follows:

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    HOMEBUILDING AND CONSULTING

    Homes by Calton, which commenced operations in the fourth quarter of fiscal 2003, constructs single-family residential homes in the state of Florida. Revenues from homebuilding and consulting services in the year ended November 30, 2002 were derived solely from the purchaser of Calton Homes under a homebuilding consulting contract that expired on December 31, 2001. In addition, this division incurred a loss of approximately $1,196,000 due to the disposal of Innovation Growth Partners in the year ended November 30, 2002.

    INTERNET DEVELOPMENT

    eCalton provides Internet strategy consulting services and develops comprehensive Internet-based solutions for its clients. eCalton's mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. The division provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry.

    CORPORATE

    The corporate division provides senior management, accounting, human resources and investor relations services to all wholly-owned subsidiaries of Calton, Inc.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    Operating results, by segment, for the years ended November 30, 2003 and 2002 are as follows (in thousands):

                                                          Fiscal year ended November 30, 2003
                                     -------------------------------------------------------------------------
                                         eCalton         P-ONE
                                        Internet      Credit Card
                                       Development      Loyalty      Homebuilding                   Total
                                      and Staffing      Business     & Consulting    Corporate     Company
                                     -------------------------------------------------------------------------
Segment revenues                      $        939      $     14     $      2,180    $       -    $    3,133
Cost of revenues                               572             4            1,796            -         2,372
Depreciation and amortization                    -             -                -           43            43
Interest income                                  -             -                -           21            21
Profit/(loss) from operations                 (165)         (489)             185         (476)         (945)
Net loss                                      (165)         (489)             185         (476)         (945)
Total assets                          $        136      $      3     $      5,309    $   1,189    $    6,637

                                                 Fiscal year ended November 30, 2002 - Reclassified
                                     -------------------------------------------------------------------------
                                         eCalton         P-ONE
                                        Internet      Credit Card
                                       Development      Loyalty      Homebuilding                   Total
                                      and Staffing      Business     & Consulting    Corporate     Company
                                     -------------------------------------------------------------------------
Segment revenues                      $      1,812      $     34     $        108    $       -    $    1,954
Cost of revenues                             1,238            12               -             -         1,250
Depreciation and amortization                   86             -               -            53           139
Interest income                                  -             -               -           124           124
Loss from operations                          (881)       (1,346)              -        (1,196)       (3,423)
Net loss                                      (881)       (1,346)         (1,561)       (1,196)       (4,984)
Total assets                          $        321      $     22     $         -     $   3,562    $    3,905

10. COMMITMENTS AND CONTINGENT LIABILITIES

    WARRANTY COMMITMENTS ON HOMES BY CALTON
    The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of total revenue. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


    Following is the Company's warranty reserve activity for the years ended November 30, 2003 and 2002:

                                                 2003           2002
                                            -------------   -------------

         Balance at beginning of period      $        -        $       -
         Reserves                                11,000                -
         Payments                                     -                -
                                            -------------   -------------
         Balance at end of period            $   11,000        $       -
                                            =============   =============

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

    The Credit Card Loyalty Business Segment is in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Failure to maintain such agreements would have a material adverse affect on the Credit Card Loyalty Business Segment and, possibly the Company. Fleet informed PrivilegeONE in March 2003 of its desire to exit the PrivilegeONE Loyalty Credit Card business.

    OPERATING LEASE COMMITMENTS
    The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                      2000        $   82,000
                      1996            68,000
                                  ----------
                      Total       $  150,000
                                  ==========

    Rent expense for the years ended November 30, 2003 and 2002 amounted to $131,000 and $193,000, respectively.

    LITIGATION SETTLEMENTS
    During the fiscal year ended November 30, 2002, the Company received $458,000 in final and complete settlement of principally two litigation matters, which closed the matters in their entirety.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


11. QUARTERLY FINANCIAL RESULTS (unaudited)

    Quarterly financial results for the years ended November 30, 2003 and 2002 are as follows (amounts in thousands except per share items):


                                                                          Three Months Ended
                                                    --------------------------------------------------------------
                                                       Feb. 28,         May 31,        Aug. 31,       Nov. 30,
                                                         2003             2003           2003           2003
                                                    --------------  --------------  --------------  --------------
Revenue                                               $       373     $       253    $        188    $      2,319
                                                    ==============  ==============  ==============  ==============
Gross profit                                          $       126     $        90    $         84    $        461
                                                    ==============  ==============  ==============  ==============
Income/(loss) from continuing operations              $      (646)    $      (437)   $       (447)   $        585
                                                    ==============  ==============  ==============  ==============
Net income/(loss)                                     $      (646)    $      (437)   $       (447)   $        585
                                                    ==============  ==============  ==============  ==============

Basic and diluted income/(loss) per share:
    Income/(loss) from continuing operations          $     (0.14)    $     (0.09)   $      (0.09)   $       0.06
    Net income/(loss)                                 $     (0.14)    $     (0.09)   $      (0.09)   $       0.06

                                                                          Three Months Ended
                                                    --------------------------------------------------------------
                                                       Feb. 28,         May 31,        Aug. 31,       Nov. 30,
                                                         2002             2002           2002           2002
                                                    --------------  --------------  --------------  --------------
Revenue                                               $       629     $       499    $        441    $        385
                                                    ==============  ==============  ==============  ==============
Gross profit                                          $       217     $       159    $        159    $        169
                                                    ==============  ==============  ==============  ==============
Loss from continuing operations                       $    (1,706)    $      (760)   $       (759)   $       (198)
                                                    ==============  ==============  ==============  ==============
Net loss                                              $    (2,148)    $    (1,857)   $       (759)   $       (220)
                                                    ==============  ==============  ==============  ==============
Basic and diluted loss per share:
    Loss from continuing operations                   $     (0.38)    $     (0.17)   $      (0.17)   $      (0.05)
    Net loss                                          $     (0.48)    $     (0.42)   $      (0.17)   $      (0.05)

    As more fully discussed in Note 6, the Company has accounted for the disposal of IGP during the second quarter of fiscal year ended November 30, 2002 as a discontinued operation. The quarterly financial information in the table above for the quarter ended February 28, 2002 differs from the Company's quarterly filing for that period since it has been restated to reflect IGP as a discontinued operation.

    The Company's investment in AIM in the amount of $750,000 was written off during the first quarter of 2002. Subsequent recoveries of $150,000 and $200,000 were received and recorded in the second and third quarters, respectively, of 2002. The Company received and recorded litigation settlements of $148,000 and $310,000 in the second and third quarters, respectively, of 2002. The Company performs its annual impairment review during the fourth quarter of each year, or sooner if circumstances indicate. As a result of these reviews charges of $116,000 were recorded during the fourth quarters of fiscal 2002.

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

2.4 Amended and Restated Agreement for Sale and Purchase of Assets effective June 13, 2003 between Homes by Calton, LLC, the Registrant and Beazer Homes Corp., incorporated by reference to Exhibit 2.1 to Form 10-QSB of Registrant for the fiscal quarter ended May 31, 2003.

2.5 First Amendment to Amended and Restated Agreement for Sale and Purchase of Assets effective June 13, 2003 between Homes by Calton, LLC, the Registrant and Beazer Homes Corp., incorporated by reference to Exhibit
      2.2 to Form 10-QSB for the fiscal quarter ended May 31, 2003.

2.6 LLC Purchase Agreement dated as of July 10, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 2.3 to Form 10-QSB of Registrant for the fiscal quarter ended May 31, 2003.

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

3.2 By Laws of Registrant, incorporated by reference to Exhibit 3.2 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2003.

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

10.1 1996 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.(*)

10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995. (*)

10.4  Incentive Compensation Plan of Registrant, incorporated by reference to
      Exhibit 10.4 of Form 10-KSB of Registrant for the fiscal year ended November 30, 2003.(*)

10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit
      10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999 and Second Amendment to Executive Employment Agreement dated as of October 17, 2002, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 30, 2001, Third Amendment to Executive Employment Agreement dated as of October 30, 2002 incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 2002 and Fourth Amendment to Executive Employment Agreement dated as of November 10, 2003(**).

10.9  2000 Equity Incentive Plan, as amended. (*)

10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

10.12 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.12 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.

10.21 Profit Sharing Arrangement among the Registrant, John G. Yates and Tomas C Corley. (**)

10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc., incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for fiscal year ended November 30, 2001.

10.24 Co-Brand Credit Card Program Agreement dated as of May 8, 2001 between Fleet Credit Card Services, L.P. and PrivilegeONE Networks, LLC, incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for the fiscal year ended November 30, 2002. Information has been omitted from this exhibit and is subject to an order granting confidential treatment.

10.25 Amendment No. 1 to Co-Brand Credit Card Agreement dated as of August 15, 2002 between Fleet Credit Card Services, L.P. and PrivilegeONE Networks, LLC, incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for the fiscal year ended November 30, 2002. Information has been omitted from this exhibit and is subject to an order granting confidential treatment.

10.26 Services Agreement dated as of October 2002 between PrivilegeONE Networks, LLC and World Omni Financial Corp., incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for the fiscal year ended November 30, 2002. Information has been omitted from this exhibit and is subject to an order granting confidential treatment.

10.27 Stock Purchase Agreement dated as of June 26, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10 to Form 10-QSB of Registrant for the fiscal quarter ended May 31, 2003.

10.28 Amendment to Stock Purchase Agreement dated as of June 26, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa.

10.29 Registration Rights Agreement dated as of April 29, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10.1 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2003.

10.30 Commitment Letter dated as of August 13, 2003 and Promissory Notes dated as of August 27, 2003, between Harbor Federal Savings Bank and Homes by Calton, LLC.

21.   Subsidiaries of the Registrant.

23.   Consent of Aidman, Piser & Company, P.A.

24.   Power of Attorney (located on signature page of this Report).

31.1  Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2  Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1  Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2  Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002


     (*) Constitutes a compensatory plan required to be filed pursuant to Item 13(a) of Form 10-KSB.

     (**) Constitutes a management contract required to be filed pursuant to
          Item 13(a) of Form 10-KSB.