Form 10QSB
period 2004-02-29
CALTON INC
filed 2004-04-13
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended February 29, 2004

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

As of April 9, 2004, 10,697,855 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No


                                 CALTON, INC. AND SUBSIDIARIES
                                             INDEX


PART I.   FINANCIAL INFORMATION                                                       Page No.
                                                                                      --------
          Item 1.    Financial Statements

                     Consolidated Balance Sheets at
                     February 29, 2004 (Unaudited) and November 30, 2003...............     3

                     Consolidated Statements of Operations (Unaudited) for the
                     Three Months Ended February 29, 2004 and February 28, 2003........     4

                     Consolidated Statements of Cash Flows (Unaudited) for the
                     Three Months Ended February 29, 2004 and February 28, 2003........     5

                     Notes to Consolidated Financial Statements........................     6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.....................     11

          Item 3.    Controls and Procedures...........................................     14


PART II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K..................................     15

SIGNATURES           ..................................................................     16




------------------------------------------------------------------------------------------------

    Certain information included in this report and other Company filings (collectively,
    "SEC filings") under the Securities Act of 1933, as amended, and the Securities
    Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the
    Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form
    10-KSB for the fiscal year ended November 30, 2003.

------------------------------------------------------------------------------------------------


                                                PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                                CALTON, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                       February 29,          November 30,
                                                                                          2004                   2003
                                                                                   -------------------   -------------------
ASSETS                                                                                (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                  $       2,008,000     $       1,821,000
         Accounts receivable, net of allowance for doubtful accounts of $6,000                 57,000               101,000
         Inventory                                                                          3,363,000             4,335,000
         Deposits on land                                                                      24,000                     -
         Prepaid expenses and other current assets                                            106,000                95,000
                                                                                   -------------------   -------------------
            Total current assets                                                            5,558,000             6,352,000
                                                                                   -------------------   -------------------

     Deferred charges                                                                         200,000               233,000
     Property and equipment, net                                                               49,000                52,000
                                                                                   -------------------   -------------------
            Total assets                                                            $       5,807,000     $       6,637,000
                                                                                   ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                   $       1,756,000     $       1,228,000
         Notes payable                                                                        643,000             1,843,000
                                                                                   -------------------   -------------------
            Total current liabilities                                                       2,399,000             3,071,000
                                                                                   -------------------   -------------------

     Noncurrent portion of notes payable                                                      895,000             1,098,000
     Commitments and contingent liabilities (Note 9)                                                -                     -

     Shareholders' Equity
         Common stock, $.05 par value, 10,740,000 shares authorized;
            9,263,000 and 9,240,000 shares outstanding at February 29, 2004
            and November 30, 2003, respectively                                               463,000               462,000
         Additional paid-in capital                                                        12,059,000            12,185,000
         Retained earnings (deficit)                                                       (1,883,000)           (1,913,000)
         Less cost of shares held in treasury, 1,434,000 and 1,457,000 shares
            as of February 29, 2004 and November 30, 2003, respectively                    (8,126,000)           (8,266,000)
                                                                                   -------------------   -------------------
            Total shareholders' equity                                                      2,513,000             2,468,000
                                                                                   -------------------   -------------------
            Total liabilities and shareholders' equity                              $       5,807,000     $       6,637,000
                                                                                   ===================   ===================


                                       See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                                (UNAUDITED)


                                                                             2004              2003
                                                                       ----------------  ----------------
REVENUE
    Homebuilding and consulting                                         $    2,562,000    $            -
    Technical staffing                                                               -           234,000
    Website design and implementation                                          124,000           127,000
    Credit card loyalty program revenue                                          1,000            12,000
                                                                       ----------------  ----------------
                                                                             2,687,000           373,000
                                                                       ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                           2,041,000                 -
      Internet development/technical staffing                                   63,000           244,000
      Credit card loyalty program                                                    -             3,000
    Selling, general and administrative                                        564,000           730,000
                                                                       ----------------  ----------------
                                                                             2,668,000           977,000
                                                                       ----------------  ----------------
      Income/(loss) from operations                                             19,000          (604,000)
                                                                       ----------------  ----------------

OTHER (EXPENSE) INCOME
    Interest income                                                              2,000             9,000
    Interest expense                                                           (11,000)                -
    Litigation settlements                                                           -           (58,000)
    Other income                                                                20,000             7,000
                                                                       ----------------  ----------------
                                                                                11,000           (42,000)
                                                                       ----------------  ----------------

NET INCOME/(LOSS)                                                       $       30,000    $     (646,000)
                                                                       ================  ================

INCOME/(LOSS) PER SHARE
                                                                       ----------------  ----------------
    Basic and Diluted:                                                  $        0.003    $       (0.142)
                                                                       ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic and diluted                                                      9,241,000         4,557,000


                              See notes to consolidated financial statements.


                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                                  (UNAUDITED)


                                                                                 2003              2002
                                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                           $       30,000    $     (646,000)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Depreciation and amortization                                                  42,000            15,000
     Stock based compensation                                                       15,000                 -
     Changes in operating assets and liabilities:
         Accounts receivable                                                        44,000            58,000
         Inventory                                                                 972,000                 -
         Deposits on land                                                          (24,000)                -
         Prepaid expenses and other assets                                         (11,000)          (45,000)
         Accounts payable, accrued expenses and other liabilities                  528,000             3,000
                                                                           ----------------  ----------------
Net cash flows from operating activities                                         1,596,000          (615,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Receipts from holdback escrow account                                               -            55,000
     Purchase of equipment and software                                             (6,000)                -
                                                                           ----------------  ----------------
Net cash flows from investing activities                                            (6,000)           55,000
                                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                  (1,403,000)                -
                                                                           ----------------  ----------------
Net cash flows from financing activities                                        (1,403,000)                -
                                                                           ----------------  ----------------

Net increase/(decrease)  in cash and cash equivalents                              187,000          (560,000)
Cash and cash equivalents at beginning of period                                 1,821,000         3,286,000
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                  $    2,008,000    $    2,726,000
                                                                           ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                             $       11,000                 -
         Cash paid for income taxes                                                      -                 -


                                See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 29, 2004, the results of operations for the three months ended February 29, 2004 and February 28, 2003 and the cash flows for the three months ended February 29, 2004 and February 28, 2003 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 1, 2004. Operating results for the three months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

2.      INVENTORY

        Inventory consists of the following as of February 29, 2004 and November 30, 2003:

                                           Feb. 29,            Nov. 30,
                                             2004               2003
                                      ------------------  -----------------

        Developed land                 $      1,134,000    $     1,829,000
        Work in process                       2,229,000          1,593,000
        Speculative and model homes                   -            913,000
                                      ------------------  -----------------
                                       $      3,363,000    $     4,335,000
                                      ==================  =================

3.      DEPOSITS ON LAND

        In December 2003, the Company entered into a contract to purchase eight developed lots in the Amelia Plantation development located in Vero Beach, Florida. The initial deposit made on these lots was $24,000 and final payment is subject to the development receiving a certificate of completion.

4.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of February 29, 2004 and November 30, 2003:

                                                 Feb. 29,           Nov. 30,
                                                   2004               2003
                                              ---------------   ----------------

        Computer equipment and furniture       $     137,000     $      132,000
        Leasehold improvements                        65,000             65,000
        Other                                          3,000              3,000
                                              ---------------   ----------------
                                                     205,000            200,000
            Less: Accumulated Depreciation          (156,000)          (148,000)
                                              ---------------   ----------------
                                               $      49,000     $       52,000
                                              ===============   ================

5.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following as of February 29, 2004 and November 30, 2003:

                                         Feb. 29,                 Nov. 30,
                                           2004                     2003
                                    ------------------       -----------------

        Accounts payable, trade      $        211,000         $       125,000
        Accrued expenses                    1,545,000               1,103,000
                                    ------------------       -----------------
                                     $      1,756,000         $     1,228,000
                                    ==================       =================

6.      NOTES PAYABLE

        Notes payable consists of borrowing under a combined $1.2 million acquisition and construction financing line and a $5.0 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facilities are secured by inventories and related homebuilding assets and expire in August 2005. The annual interest rate is the bank's prime rate plus 1% (5.25% at February 29, 2004).

7.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three months ended February 29, 2004, 23,000 shares of treasury stock were issued to directors in lieu of fees. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

8.      SEGMENT REPORTING

        The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in four identifiable business segments as follows:

        HOMEBUILDING AND CONSULTING
        Homes by Calton, LLC ("Homes by Calton"), which commenced operations in the fourth quarter of fiscal 2003, constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized when title and possession of the home have been passed to the buyer and there are no further material obligations of the Company.

        INTERNET DEVELOPMENT AND STAFFING
        The eCalton.com, Inc. ("eCalton") Internet development division provides Internet strategy consulting services and develops comprehensive Internet-based solutions for its clients. Its mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. This division of eCalton provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry.

        In the fourth quarter of fiscal 2003, the Company wound down the technical staffing division of eCalton due to the severe downturn in economic conditions in its regional market of Houston, Texas. The Company does not anticipate incurring any restructuring or impairment charges as a result of the wind down of the division's operations. Revenues for this division were recognized when earned at the time the staffing services were rendered to clients.

        CORPORATE
        The corporate segment provides senior management, accounting, human resources and investor relations services to all wholly owned subsidiaries of Calton, Inc.

        CREDIT CARD LOYALTY BUSINESS
        PrivilegeONE Networks, LLC ("PrivilegeONE") was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending program aggregates disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards and membership cards. To introduce the program, PrivilegeONE elected the initial target customer base of automobile dealers throughout the United States. This segment recognizes revenue upon receipt of its proportionate share of finance charges incurred on existing PrivilegeONE credit card accounts and upon receipt of fees associated with new card issuances.

        Operating results, by industry segment, for the three months ended February 29, 2004 and February 28, 2003 are as follows (in thousands):

                                                                   THREE MONTHS ENDED FEBRUARY 29, 2004
                                              ----------------------------------------------------------------------------
                                                                 Credit Card     Homebuilding
                                                   Internet        Loyalty      and Consulting                   Total
                                                 Development       Business        Services       Corporate     Company

        Total revenues                           $       124      $      1         $  2,562       $       -     $  2,687
        Total cost of revenues                            63             -            2,041               -        2,104
        Depreciation and amortization                      -             -               34               8           42
        Income/(loss) from operations                     (4)            2              315            (294)          19
        Interest income/(expense), net                     -             -                -              (9)          (9)
        Net income/(loss)                                  9             2              303            (284)          30
        Total assets                             $       148      $      4         $  4,650       $   1,005     $  5,807


                                                                   THREE MONTHS ENDED FEBRUARY 28, 2003
                                              ----------------------------------------------------------------------------
                                                   Internet      Credit Card     Homebuilding
                                                 Development       Loyalty      and Consulting                   Total
                                                 and Staffing      Business        Services       Corporate     Company

        Total revenues                           $       361      $     12         $      -       $       -     $    373
        Total cost of revenues                           244             3                -               -          247
        Depreciation and amortization                      -             -                -              15           15
        Loss from operations                             (53)         (202)               -            (349)        (604)
        Interest income                                    -             -                -               9            9
        Net loss                                         (53)         (202)               -            (391)        (646)
        Total assets                             $       262      $     63         $      -       $   2,937     $  3,262

9.      COMMITMENTS AND CONTINGENT LIABILITIES

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

        Following is the Company's warranty reserve activity for the three months ended February 29, 2004:

                Balance at beginning of period            $      11,000
                Reserves                                         13,000
                Payments                                  $      (1,000)
                                                         ---------------
                Balance at end of period                  $      23,000
                                                         ===============

        CREDIT CARD PROCESSING AGREEMENT
        The Company and PrivilegeONE entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") in 2001 pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program, plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000.

        The Credit Card Loyalty Business Segment continues to be in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Fleet informed PrivilegeONE in March 2003 of its desire to exit the PrivilegeONE Loyalty Credit Card business. PrivilegeONE is currently seeking a new issuer for the Program.

10.     SUBSEQUENT EVENTS

        On March 31, 2004, the Company received notification from the Listing Qualifications Panel of the American Stock Exchange ("AMEX") of its decision to delist the Company's common stock from the AMEX effective with the opening of business on April 6, 2004.

        The Listing Qualifications Panel of the AMEX indicated that the basis for its decision to delist the Company's common stock was that the Company is not in compliance with continued listing standards since the Company's stockholders' equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years.

        The Company's common stock is now being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the AMEX, it intends to reapply for trading on the American Stock Exchange.

        On April 6, 2004, the Company entered into a contract to purchase 41 golf course lots, on a rolling option basis, in an established community in Vero Beach, Florida. The Company is currently in the due diligence phase. If no issues arise during due diligence, the Company will be required to make deposits of $150,000 on the lots in May and July of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

        REVENUES: Consolidated revenues for the three months ended February 29, 2004 increased to $2,687,000 compared to $373,000 for the three months ended February 28, 2003. This increase is directly attributable to the Company's homebuilding segment which commenced operations in the fourth quarter of fiscal 2003. The Company's technical staffing division of eCalton, which generated $234,000 of revenues in the three months ended February 28, 2003, was wound down in the fourth quarter of fiscal 2003 and therefore, did not generate any revenues for the quarter ended February 29, 2004.

        COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the Internet development/technical staffing segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $2,041,000 for the quarter ended February 29, 2004. As the homebuilding segment began operations in the fourth quarter of fiscal 2003, there were no expenses recorded for the three months ended February 28, 2003. Project personnel and expenses decreased from $244,000 in the three months ended February 28, 2003 to $63,000 in the three months ended February 29, 2004. The decrease is primarily attributable to the technical staffing division of eCalton being wound down in the fourth quarter of 2003. Gross profit margin for the homebuilding segment was 20% for the quarter ended February 29, 2004. Gross profit margin for the Internet development/Technical staffing segment was 49% and 32% for the quarters ended February 29, 2004 and February 28, 2003, respectively. The increase in gross profit margin for eCalton is primarily attributable to the technical staffing division of eCalton being wound down in the fourth quarter of fiscal 2003.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended February 29, 2004 were $564,000 compared to $730,000 for the quarter ended February 28, 2003. The reduction in expenses is primarily attributable to the significant downsizing of operations at both the PrivilegeONE and eCalton segments, the complete wind-down of the technical staffing division, reduced occupancy costs and the continued cost containment efforts focused on by management in all of the Company's business segments. In addition, the Internet development division of eCalton performs a significant amount of inter-company work for Homes by Calton and PrivilegeONE, thereby reducing consolidated selling, general and administrative expenses.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income decreased from $9,000 during the quarter ended February 28, 2003 to $2,000 during the quarter ended February 29, 2004. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2004.

        LITIGATION SETTLEMENTS: The Company recorded $58,000 in litigation settlements for the quarter ended February 28, 2003.

        OTHER INCOME: Other income primarily consists of a $13,000 reduction in bad debt reserve due to the payment of a previously written off receivable.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        The Company has incurred operating losses in recent fiscal years. However, with the Company's strategic decision to capitalize on senior management's experience in the homebuilding market and its curtailment of operations in the technical staffing business, management believes that cash on hand as of February 29, 2004, plus amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations during fiscal 2004. Total working capital decreased slightly from $3,281,000 at November 30, 2003 to $3,159,000 at February 29, 2004.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company generated cash of $1,596,000 from its operating activities during the three months ended February 29, 2004 compared to using cash of $615,000 during the same period of the prior year. The current year cash generation reflects a $972,000 reduction in inventories due to the delivery of five homes during the quarter ended February 29, 2004, a $200,000 increase in customer deposits and a $325,000 increase in deferred revenue.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company used $6,000 in cash in its investing activities during the three months ended February 29, 2004 for the purchase of equipment.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company used $1,403,000 in its financing activities during the three months ended February 29, 2004. This represented payments on the Notes Payable outstanding in the homebuilding segment.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        CREDIT CARD PROCESSING AGREEMENT:

        The Company and PrivilegeONE entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") in 2001 pursuant to which Fleet has agreed to issue and administer the PrivilegeONE credit cards. Under the agreement, Fleet is required to remit a fee for each account established through the PrivilegeONE program, plus a percentage of the revenue realized from finance charges. PrivilegeONE is required to pay Fleet a fee for the development of the credit card for each participating automotive dealer. The agreement requires the Company to capitalize PrivilegeONE with not less than $500,000 during the original five-year term of the agreement and maintain a contingency reserve fund equal to three and one-half (3.5%) percent of all net revenues received by PrivilegeONE, up to a maximum of $1,500,000.

        The Credit Card Loyalty Business Segment continues to be in an early stage of development. Having established technological and market feasibility, management is currently accessing marketing channels and developing strategic partners to support the business. Access to and maintenance of credit card services, such as those provided in the Fleet agreement, is essential to conduct the Credit Card Loyalty Business Segment. Fleet informed PrivilegeONE in March 2003 of its desire to exit the PrivilegeONE Loyalty Credit Card business. PrivilegeONE is currently seeking a new issuer for the Program.

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

        LOAN AGREEMENT

        The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit that is due on demand. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. The loan agreement has a term of two years expiring in August 2005. As of February 29, 2004, $895,000 of acquisition and construction borrowings and $643,000 of advances under the line of credit were outstanding.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. As of February 29, 2004, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A) Exhibits
              31.1 - Certification by Chief Executive Officer pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002
              31.2 - Certification by Chief Financial Officer pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002
              32.1 - Certification by Chief Executive Officer pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002
              32.2 - Certification by Chief Financial Officer pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002


         B) Reports on Form 8-K

              On March 1, 2004, the Company issued a news release to report its receipt of a delisting notification from the American Stock Exchange and to report its financial results for the three and twelve months ended November 30, 2003.

              On April 2, 2004, the Company filed a report on Form 8-K to report that its Common Stock had been delisted from the American Stock Exchange.

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


                                                   Calton, Inc.
                                  ----------------------------------------------
                                                   (Registrant)

                             By:  /s/ Thomas C. Corley
                                  ----------------------------------------------
                                  Thomas C. Corley
                                  Senior Vice President, Chief Financial Officer
                                     and Treasurer
                                  (Principal Financial and Accounting Officer)


Date:  April 9, 2004