Form 10QSB
period 2004-05-31
CALTON INC
filed 2004-07-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2004

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

As of July 14, 2004, 9,298,766 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                Page No.
                                                                                               --------

          Item 1.    Financial Statements

                     Consolidated Balance Sheets at
                     May 31, 2004 (Unaudited) and November 30, 2003..............................     3

                     Consolidated Statements of Operations (Unaudited) for the
                     Three Months Ended May 31, 2004 and May 31, 2003............................     4

                     Consolidated Statements of Operations (Unaudited) for the
                     Six Months Ended May 31, 2004 and May 31, 2003..............................     5

                     Consolidated Statements of Cash Flows (Unaudited) for the
                     Six Months Ended May 31, 2004 and May 31, 2003..............................     6

                     Notes to Consolidated Financial Statements..................................     7

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................     13

          Item 3.    Controls and Procedures.....................................................     16


PART II.  OTHER INFORMATION

          Item 4.    Submission of Matters to a Vote of Securityholders..........................     17

          Item 5.    Other Information...........................................................     17

          Item 6.    Exhibits and Reports on Form 8-K............................................     17

SIGNATURES           ............................................................................     19


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003.
--------------------------------------------------------------------------------


                                                PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                                CALTON, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                                                                        May 31,             November 30,
                                                                                          2004                  2003
                                                                                   -------------------   -------------------
ASSETS                                                                                (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                  $       2,822,000     $       1,821,000
         Accounts receivable, net of allowance for doubtful accounts of $6,000                143,000               101,000
         Inventory                                                                          3,768,000             4,335,000
         Deposits on land                                                                     174,000                     -
         Prepaid expenses and other current assets                                            384,000                95,000
                                                                                   -------------------   -------------------
            Total current assets                                                            7,291,000             6,352,000
                                                                                   -------------------   -------------------

     Deferred charges                                                                         123,000               233,000
     Property and equipment, net                                                               53,000                52,000
                                                                                   -------------------   -------------------
            Total assets                                                            $       7,467,000     $       6,637,000
                                                                                   ===================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                   $       2,759,000     $       1,228,000
         Notes payable                                                                      1,464,000             1,843,000
                                                                                   -------------------   -------------------
            Total current liabilities                                                       4,223,000             3,071,000
                                                                                   -------------------   -------------------

     Noncurrent portion of notes payable                                                      355,000             1,098,000
     Commitments and contingent liabilities (Note 9)                                                -                     -

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            9,299,000 and 9,240,000 shares outstanding at May 31, 2004
            and November 30, 2003, respectively                                               465,000               462,000
         Additional paid-in capital                                                        11,818,000            12,185,000
         Retained earnings (deficit)                                                       (1,784,000)           (1,913,000)
         Less cost of shares held in treasury, 1,399,000 and 1,457,000 shares
            as of May 31, 2004 and November 30, 2003, respectively                         (7,873,000)           (8,266,000)
         Accumulated other comprehensive income                                               263,000                     -
                                                                                   -------------------   -------------------
            Total shareholders' equity                                                      2,889,000             2,468,000
                                                                                   -------------------   -------------------
            Total liabilities and shareholders' equity                              $       7,467,000     $       6,637,000
                                                                                   ===================   ===================


                                       See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED MAY 31, 2004 AND 2003
                                                (UNAUDITED)


                                                                             2004              2003
                                                                       ----------------  ----------------
REVENUE
    Homebuilding and consulting                                         $    1,997,000    $            -
    Technical staffing                                                               -           129,000
    Website design and implementation                                          193,000           123,000
    Credit card loyalty program revenue                                              -             1,000
                                                                       ----------------  ----------------
                                                                             2,190,000           253,000
                                                                       ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                           1,632,000                 -
      Internet development/technical staffing                                   83,000           162,000
      Credit card loyalty program                                                1,000             1,000
    Selling, general and administrative                                        574,000           539,000
                                                                       ----------------  ----------------
                                                                             2,290,000           702,000
                                                                       ----------------  ----------------
    Loss from operations                                                      (100,000)         (449,000)
                                                                       ----------------  ----------------

OTHER (EXPENSE) INCOME
    Interest income                                                              2,000             6,000
    Loss on disposal of long-lived assets                                            -           (13,000)
    Realized gain on sale of marketable securities                             228,000                 -
    Interest expense                                                           (11,000)                -
    Litigation settlements                                                     (20,000)           20,000
    Other (expense) income                                                      (1,000)           (1,000)
                                                                       ----------------  ----------------
                                                                               198,000            12,000
                                                                       ----------------  ----------------

NET INCOME/(LOSS)                                                       $       98,000    $     (437,000)
                                                                       ================  ================

INCOME/(LOSS) PER SHARE
    Basic                                                               $         0.01    $        (0.09)
                                                                       ================  ================
    Diluted                                                             $         0.01    $        (0.09)
                                                                       ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Basic shares                                                           9,264,000         4,645,000
      Diluted shares                                                         9,474,000         4,645,000


                              See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  SIX MONTHS ENDED MAY 31, 2004 AND 2003
                                                (UNAUDITED)


                                                                             2004              2003
                                                                       ----------------  ----------------
REVENUE
    Homebuilding and consulting                                         $    4,559,000    $            -
    Technical staffing                                                               -           363,000
    Website design and implementation                                          317,000           250,000
    Credit card loyalty program revenue                                          1,000            13,000
                                                                       ----------------  ----------------
                                                                             4,877,000           626,000
                                                                       ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                           3,673,000                 -
      Internet development/technical staffing                                  146,000           406,000
      Credit card loyalty program                                                1,000             4,000
    Selling, general and administrative                                      1,138,000         1,269,000
                                                                       ----------------  ----------------
                                                                             4,958,000         1,679,000
                                                                       ----------------  ----------------
    Loss from operations                                                       (81,000)       (1,053,000)
                                                                       ----------------  ----------------

OTHER (EXPENSE) INCOME
    Interest income                                                              4,000            15,000
    Loss on disposal of long-lived assets                                            -           (13,000)
    Realized gain on sale of marketable securities                             228,000                 -
    Interest expense                                                           (22,000)                -
    Litigation settlements                                                     (20,000)          (38,000)
    Other (expense) income                                                      19,000             6,000
                                                                       ----------------  ----------------
                                                                               209,000           (30,000)
                                                                       ----------------  ----------------

NET INCOME/(LOSS)                                                       $      128,000    $   (1,083,000)
                                                                       ================  ================

INCOME/(LOSS) PER SHARE
    Basic                                                               $         0.01    $        (0.23)
                                                                       ================  ================
    Diluted                                                                     $ 0.01           $ (0.23)
                                                                       ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Basic shares                                                           9,252,000         4,644,000
      Diluted shares                                                         9,499,000         4,644,000


                              See notes to consolidated financial statements.


                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED MAY 31, 2004 AND 2003
                                                  (UNAUDITED)


                                                                                 2004              2003
                                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                           $      128,000    $   (1,083,000)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Realized gain on sale of marketable securities                               (228,000)                -
     Depreciation and amortization                                                  81,000            26,000
     Loss on disposal of long-lived assets                                               -            13,000
     Stock based compensation                                                       30,000             9,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                       (42,000)          161,000
         Inventory                                                                 567,000                 -
         Deposits on land                                                         (174,000)                -
         Prepaid expenses and other assets                                          19,000           (85,000)
         Accounts payable, accrued expenses and other liabilities                1,531,000          (146,000)
                                                                           ----------------  ----------------
Net cash flows from operating activities                                         1,912,000        (1,105,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Receipts from holdback escrow account                                               -            55,000
     Purchase of equipment and software                                            (17,000)                -
     Proceeds from the sale of marketable securities                               228,000                 -
                                                                           ----------------  ----------------
Net cash flows from investing activities                                           211,000            55,000
                                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                  (1,122,000)                -
                                                                           ----------------  ----------------
Net cash flows from financing activities                                        (1,122,000)                -
                                                                           ----------------  ----------------

Net increase/(decrease)  in cash and cash equivalents                            1,001,000        (1,050,000)
Cash and cash equivalents at beginning of period                                 1,821,000         3,286,000
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                  $    2,822,000    $    2,236,000
                                                                           ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest, net of amounts capitalized                 $       25,000                 -
         Cash paid for income taxes                                                      -                 -


                                See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2004, the results of operations for the three and six months ended May 31, 2004 and 2003 and the cash flows for the six months ended May 31, 2004 and 2003 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 1, 2004. Operating results for the three and six months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

        On April 6, 2004, the Company's common stock was delisted from the American Stock Exchange ("AMEX"). The Company's common stock was delisted as a result of the Company not being in compliance with the continued listing standards of the AMEX. Specifically, the Company's stockholders' equity was less than $4 million and the Company had sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years.

        The Company's common stock is now being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the AMEX, it intends to reapply for trading on the AMEX.

2.      INVENTORY

        Inventory consists of the following as of May 31, 2004 and November 30, 2003:

                                             May 31,             Nov. 30,
                                              2004                2003
                                       ------------------   -----------------

        Developed land                  $        634,000     $     1,829,000
        Work in process                        3,134,000           1,593,000
        Speculative and model homes                    -             913,000
                                       ------------------   -----------------
                                        $      3,768,000     $     4,335,000
                                       ==================   =================

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of May 31, 2004 and November 30, 2003:

                                                May 31,             Nov. 30,
                                                 2004                 2003
                                            ---------------      --------------

        Computer equipment and furniture     $     149,000        $    132,000
        Leasehold improvements                      65,000              65,000
        Other                                        3,000               3,000
                                            ---------------      --------------
                                                   217,000             200,000
           Less: Accumulated Depreciation         (164,000)           (148,000)
                                            ---------------      --------------
                                             $      53,000        $     52,000
                                            ===============      ==============

4.      ACCOUNTS PAYABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, other accrued expenses and other liabilities consist of the following as of May 31, 2004 and November 30, 2003:

                                       May 31,                  Nov. 30,
                                         2004                     2003
                                  ------------------       ------------------

        Accounts payable, trade    $        530,000         $        125,000
        Other accrued expenses              170,000                  229,000
        Customer deposits                 1,720,000                  694,000
        Deferred revenue                    339,000                  180,000
                                  ------------------       ------------------
                                   $      2,759,000         $      1,228,000
                                  ==================       ==================

5.      NOTES PAYABLE

        Notes payable consists of borrowings under a combined $1.2 million acquisition and construction financing loan and a $5.0 million revolving line of credit with Harbor Federal Savings Bank. Inventories and related homebuilding assets secure the credit facilities. The annual interest rate is the bank's prime rate plus 1% (5.25% at May 31, 2004).

        In July 2004, Harbor Federal Savings Bank increased the Company's revolving line of credit to $6.5 million.

6.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three and six months ended May 31, 2004, 23,000 and 35,000 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the closing market price of the shares on the date issued. Compensation expense for the three and six-month periods ended May 31, 2004, amounted to $15,000 and $15,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

7.      NET INCOME/(LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income/(loss) per share computations:

                                                                Three Months Ended                    Six Months Ended
                                                                      May 31,                             May 31,
                                                         ---------------------------------  ------------------------------------
                                                              2004              2003              2004               2003
                                                              ----              ----              ----               ----

        Net income/(loss) - (numerator)                   $      98,000     $    (437,000)   $       128,000    $    (1,083,000)
                                                         ===============   ===============  =================  =================

        Basic:
            Weighted average shares
              outstanding - (denominator)                     9,264,000         4,645,000          9,252,000          4,644,000
                                                         ===============   ===============  =================  =================

            Net income/(loss) per common share            $        0.01     $       (0.09)   $          0.01    $         (0.23)
                                                         ===============   ===============  =================  =================

        Diluted
            Weighted average shares
              outstanding                                     9,264,000         4,645,000          9,252,000          4,644,000

        Effect of dilutive securities                           210,000                 -            247,000                  -
                                                         ---------------   ---------------  -----------------  -----------------
            Adjusted weighted average
              shares - (denominator)                          9,474,000         4,645,000          9,499,000          4,644,000
                                                         ===============   ===============  =================  =================

        Net income/(loss) per common share - diluted      $        0.01     $       (0.09)   $          0.01    $         (0.23)
                                                         ===============   ===============  =================  =================

        The effects of 184,000 stock options outstanding as of May 31, 2004 have been excluded from common stock equivalents because their effect on income per share would be anti-dilutive. The effects of 735,400 stock options outstanding as of May 31, 2003 have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive.

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

        HOMEBUILDING AND CONSULTING
        Homes by Calton, LLC ("Homes by Calton"), which commenced operations in the fourth quarter of fiscal 2003, constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

        o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, the customer performs walkthroughs of the home and any other procedures that they consider necessary to accept the home. We remedy any issues with our customers prior to closing. We do not provide customer financing.
        o In all instances, the buyer's commitment to pay for the property is between the buyer and the buyer's lender. We do not provide customer financing and there is no recourse against us for non-payment by the buyers.
        o The risks and rewards of ownership of the home pass to the customer at closing and we have no substantial continuing involvement with the property.

        INTERNET DEVELOPMENT AND STAFFING
        The Internet development division of eCalton.com, Inc. ("eCalton") provides Internet consulting services and develops comprehensive Internet-based solutions for its clients. Its mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. This division of eCalton provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry. Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed price contract with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion.

        In the fourth quarter of fiscal 2003, the Company wound down the technical staffing division of eCalton due to the severe downturn in economic conditions in its regional market of Houston, Texas. Revenues for this division were generated under contracts with its customers to provide staffing services. The Company charged hourly rates for the services of its employees. The Company recorded revenues as the services were performed, based upon service delivery evidence provided by its employees that were directly engaged in the service. The Company did not report the wind down of the technical staffing division as a discontinued operation as, in accordance with FAS 141 - paragraph 41, the division's operations and cash flows could not be clearly distinguished operationally and for financial reporting purposes from the rest of the entity. In addition, the Company previously concluded that the staffing activities did not rise to the level of an operating segment, as that term is defined in paragraph 10 of FAS 131, since discrete financial information was not fully available. The Company does not anticipate incurring any restructuring or impairment charges, including severance or similar employment separation charges, as a result of the wind down of the division's operations.

        CORPORATE
        The corporate segment provides senior management, accounting, human resources and investor relations services to all wholly-owned subsidiaries of Calton, Inc.

        CREDIT CARD LOYALTY BUSINESS
        PrivilegeONE Networks, LLC ("PrivilegeONE") was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending program was developed to aggregate disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards and membership cards. To introduce the program, PrivilegeONE elected the initial target customer base of automobile dealers throughout the United States. This segment recognizes revenue upon receipt of its proportionate share of finance charges incurred on existing PrivilegeONE credit card accounts and upon receipt of fees associated with new card issuances.

        Operating results, by industry segment, for the six months ended May 31, 2004 and 2003 are as follows (in thousands):

                                                                         SIX MONTHS ENDED MAY 31, 2004
                                                  -------------------------------------------------------------------------
                                                                  Credit Card     Homebuilding
                                                    Internet        Loyalty      and Consulting                   Total
                                                  Development      Business         Services       Corporate     Company

         Total revenues                           $       317      $       1        $    4,559      $     -      $ 4,877
         Total cost of revenues                           146              1             3,673            -        3,820
         Depreciation and amortization                      1              -                65           15           81
         Income/(loss) from operations                     33             (1)              498         (611)         (81)
         Interest income/(expense), net                     -              -               (22)           4          (18)
         Net income/(loss)                                 46             (1)              475         (392)         128
         Total assets                             $       197      $       1        $    6,097      $ 1,172      $ 7,467


                                                                         SIX MONTHS ENDED MAY 31, 2003
                                                  -------------------------------------------------------------------------
                                                    Internet      Credit Card     Homebuilding
                                                  Development       Loyalty      and Consulting                   Total
                                                  and Staffing     Business         Services       Corporate     Company

         Total revenues                           $        613     $      13        $        -      $     -      $   626
         Total cost of revenues                            406             4                 -            -          410
         Depreciation and amortization                       -             -                 -           26           26
         Loss from operations                              (89)         (371)                -         (593)      (1,053)
         Interest income                                     -             -                 -           15           15
         Net loss                                         (109)         (370)                -         (604)      (1,083)
         Total assets                             $        212     $     510        $        -      $ 1,963      $ 2,685

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

        Following is the Company's warranty reserve activity for the six months ended May 31, 2004:

                Balance at end of period                  $          23,000
                Reserves                                             10,000
                Payments                                             (1,000)
                                                         -------------------
                Balance at end of period                  $          32,000
                                                         ===================

        LAND PURCHASE AGREEMENTS
        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The total deposit required is $300,000. As of May 31, 2003, an initial deposit of $150,000 had been made.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $24,000 was made during the six months ended May 31, 2004.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $5.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2004 AND 2003

        REVENUES: Consolidated revenues for the three months ended May 31, 2004 increased to $2,190,000 compared to $253,000 for the three months ended May 31, 2003. Revenues for the six months ended May 31, 2004 and 2003 were $4,877,000 and $626,000, respectively. This increase for both the quarter and six months is directly attributable to the Company's homebuilding segment which commenced operations in the fourth quarter of fiscal 2003. The technical staffing division of eCalton, which generated $129,000 and $363,000 of revenues for the three and six months ended May 31, 2003, respectively, was wound down in the fourth quarter of fiscal 2003 and therefore, did not generate any revenues for the quarter or six months ended May 31, 2004.

        COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the Internet development/technical staffing segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $1,632,000 and $3,673,000 for the quarter and six months ended May 31, 2004. As the homebuilding segment began operations in the fourth quarter of fiscal 2003, there were no expenses recorded for the three and six months ended May 31, 2003. Project personnel and expenses decreased from $162,000 in the three months ended May 31, 2003 to $83,000 in the three months ended May 31, 2004. Project personnel and expenses decreased from $406,000 in the six months ended May 31, 2003 to $146,000 in the six months ended May 31, 2004. The decrease in both the quarter and six-month results is primarily attributable to the technical staffing division of eCalton being wound down in the fourth quarter of 2003. Gross profit margin for the homebuilding segment was 18% and 19% for the quarter and six months ended May 31, 2004. Gross profit margin for the Internet development/technical staffing segment was 57% and 36% for the quarters ended May 31, 2004 and 2003, respectively. Gross profit margin for the Internet development/technical staffing segment was 54% and 34% for the six months ended May 31, 2004 and 2003, respectively. The increase in gross profit margin for both the quarter and six-month results for eCalton is primarily attributable to the technical staffing division of eCalton being wound down in the fourth quarter of fiscal 2003.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended May 31, 2004 were $574,000 compared to $539,000 for the quarter ended May 31, 2003. Selling, general and administrative expenses for the six months ended May 31, 2004 were $1,138,000 compared to $1,269,000 for the six months ended May 31, 2003. The slight increase in expenses is primarily attributable to new product development, hiring of personnel and costs related to the commencement of development activities at new communities.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income decreased from $6,000 during the quarter ended May 31, 2003 to $2,000 during the quarter ended May 31, 2004. Interest income decreased from $15,000 during the six months ended May 31, 2003 to $4,000 during the six months ended May 31, 2004. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2004.

        REALIZED GAIN ON SALES OF MARKETABLE SECURITIES: During the quarter ended May 31, 2004, the Company received $228,000 from the sale of 237,500 shares of CorVu Corporation's common stock. The Company has additional shares of CorVu Corporation common stock with a current value of $263,000.

        LITIGATION SETTLEMENTS: Corporate recorded $20,000 in litigation settlements for the six months ended May 31, 2004. The Company paid $58,000 in litigation settlements for the six months ended May 31, 2003 and received $20,000 in proceeds from the settlement of a previously written-off account.

        SALES ACTIVITY AND BACKLOG
                                                    Contract       Number
                                                     Backlog       of Homes
                                                  -------------  -------------

            Backlog as of November 30, 2003         $6,700,000         13

            Less: Homes delivered during the
                six months ended May 31, 2004      ($4,500,000)        (9)

            Plus: New contracts signed during the
                six months ended May 31, 2004       $8,400,000         17

                                                  -------------  -------------
            Backlog as of May 31, 2004             $10,600,000         21
                                                  =============  =============

        The Company is currently taking lot reservations in two new communities:
        Amelia Plantation and Pointe West, both located in Vero Beach, Florida.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        The Company has incurred operating losses in recent fiscal years. However, with the Company's strategic decision to capitalize on senior management's experience in the homebuilding market and its curtailment of operations in the technical staffing business, management believes that cash on hand as of May 31, 2004, plus amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations during the next twelve months. Additionally, in July 2004, Harbor Federal Savings Bank increased the Company's revolving line of credit to $6.5 million. Total working capital as of May 31, 2004 was $3,068,000 compared to $3,281,000 at November 30, 2003. Total current assets increased $939,000 to $7,291,000, reflecting increases in cash from homebuilding sales proceeds. Total current liabilities increased $1,152,000 to $4,223,000, reflecting increases in customer deposits and trade accounts payable related to homebuilding operations.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company generated cash of $1,912,000 from its operating activities during the six months ended May 31, 2004, compared to using cash of $1,105,000 during the same period of the prior year. The current year's cash generation reflects a $567,000 reduction in inventory due to the delivery of nine homes during the six months ended May 31, 2004, a $1,026,000 increase in customer deposits (included in other liabilities) and a $159,000 increase in deferred revenue.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company generated $211,000 in cash from its investing activities during the six months ended May 31, 2004, primarily related to the sale of marketable securities.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company used $1,122,000 in its financing activities during the six months ended May 31, 2004. This represented payments on the Notes Payable outstanding in the homebuilding segment.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        LAND PURCHASE AGREEMENTS:

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The total deposit required is $300,000. As of May 31, 2003, an initial deposit of $150,000 has been made.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $24,000 was made during the six months ended May 31, 2004.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $5.2 million.

        PROFIT SHARING ARRANGEMENT:
        The Company has entered into an arrangement with John G. Yates, its President, and Thomas C. Corley, Senior Vice President of PrivilegeONE, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of the Company and PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

        LOAN AGREEMENT:

        The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. The loan agreement has a term of two years expiring in August 2005. As of May 31, 2004, $355,000 of acquisition and construction borrowings and $1,464,000 of advances under the line of credit were outstanding.

        In July 2004, Harbor Federal Savings Bank increased the Company's revolving line of credit to $6.5 million.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. As of May 31, 2004, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II: OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        The Company held its 2004 Annual Meeting of Shareholders (the "Meeting) on April 27, 2004. At the Meeting, shareholders were asked to elect Frank Cavell Smith, Jr. as a director for a four-year term expiring at the 2008 annual meeting. In addition, the shareholders were asked to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 10,740,000 to 25,000,000 shares. The results of the voting were as follows:

                                                                                                   Broker
                                        For           Against       Withheld       Abstain        Non-Vote
                                   --------------   ------------  -------------  ------------   --------------

        Frank C. Smith, Jr.            7,277,922              -              -        77,956              N/A

        Amendment of Certificate
           of Incorporation            7,120,089        277,466              -         8,323                -

        The terms of each of Anthony J. Caldarone, J. Ernest Brophy, Mark N. Fessel, Kenneth D. Hill, Robert E. Naughton and John G. Yates (the other Directors) continued after the meeting.

ITEM 5. OTHER INFORMATION

        The Company and PrivilegeONE entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet") in 2001 pursuant to which Fleet agreed to issue and administer the PrivilegeONE credit card loyalty program. In April 2004, the Company and PrivilegeONE executed a mutual release agreement with Fleet whereby the credit card processing agreement was cancelled. PrivilegeONE is currently seeking a new issuer for the program as well as alternative revenue generating opportunities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)      Exhibits

                3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation as filed with Division of Revenue, State of New Jersey, on June 2, 2004

                10.31 Real Estate Purchase and Sale Agreement dated April 6, 2004 between Homes by Calton, LLC and Pointe West of Vero Beach, Ltd. Information has been omitted from this exhibit and is subject to a request for confidential treatment.

                31.1    Certification by Chief Executive Officer pursuant to
                        Section 302 of Sarbanes-

                        Oxley Act of 2002

                31.2    Certification by Chief Financial Officer pursuant to
                        Section 302 of Sarbanes- Oxley Act of 2002

                32.1    Certification by Chief Executive Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

                32.2    Certification by Chief Financial Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

        B)      Reports on Form 8-K

                On April 12, 2004, the Company filed a report on Form 8-K to report that it had issued a news release that disclosed its financial results for the quarter ended February 29, 2004.

                On April 29, 2004, the Company filed a report on Form 8-K to report the appointment of Laura A. Camisa as its Chief Financial Officer and Treasurer, as well as to report the results of the Annual Meeting of Shareholders.

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


                                                Calton,  Inc.
                                    --------------------------------------------
                                                (Registrant)

                               By:  /s/ Laura A. Camisa
                                    --------------------------------------------
                                    Laura A. Camisa
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  July 14, 2004