Form 10QSB
period 2004-08-31
CALTON INC
filed 2004-10-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2004

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

As of October 14, 2004, 9,336,646 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX


PART I.   FINANCIAL INFORMATION                                                  Page No.
                                                                                 --------

          Item 1. Financial Statements

                  Consolidated Balance Sheets at
                  August 31, 2004 (Unaudited) and November 30, 2003............     3

                  Consolidated Statements of Operations (Unaudited) for the
                  Three Months Ended August 31, 2004 and August 31, 2003.......     4

                  Consolidated Statements of Operations (Unaudited) for the
                  Nine Months Ended August 31, 2004 and August 31, 2003........     5

                  Consolidated Statements of Cash Flows (Unaudited) for the
                  Nine Months Ended August 31, 2004 and August 31, 2003........     6

                  Notes to Consolidated Financial Statements...................     7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................     14

          Item 3. Controls and Procedures......................................     18


PART II.  OTHER INFORMATION

          Item 5. Other Information............................................     19

          Item 6. Exhibits and Reports on Form 8-K.............................     19

SIGNATURES        .............................................................     20


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are continued operating losses and their effect on liquidity, the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and the risks described under the caption "Certain Risks" in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003.
--------------------------------------------------------------------------------


                                             PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS


                                              CALTON, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                                                                       August 31,          November 30,
                                                                                          2004                 2003
                                                                                      ------------         ------------
ASSETS                                                                                 (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                    $  1,949,000         $  1,821,000
         Accounts receivable, net of allowance for doubtful accounts of $6,000              86,000              101,000
         Inventory                                                                       4,290,000            4,335,000
         Deposits on land                                                                  312,000                 --
         Prepaid expenses and other current assets                                         253,000               95,000
                                                                                      ------------         ------------
            Total current assets                                                         6,890,000            6,352,000
                                                                                      ------------         ------------

     Deferred charges                                                                      134,000              233,000
     Property and equipment, net                                                            51,000               52,000
                                                                                      ------------         ------------
            Total assets                                                              $  7,075,000         $  6,637,000
                                                                                      ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                     $  1,981,000         $  1,228,000
         Notes payable                                                                   2,273,000            1,843,000
                                                                                      ------------         ------------
            Total current liabilities                                                    4,254,000            3,071,000
                                                                                      ------------         ------------

     Noncurrent portion of notes payable                                                        --            1,098,000
     Commitments and contingent liabilities (Note 9)                                            --                   --

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            9,337,000 and 9,240,000 shares outstanding at August 31, 2004
            and November 30, 2003, respectively                                            467,000              462,000
         Additional paid-in capital                                                     11,557,000           12,185,000
         Retained earnings (deficit)                                                    (1,731,000)          (1,913,000)
         Less cost of shares held in treasury, 1,361,000 and 1,457,000 shares
            as of August 31, 2004 and November 30, 2003, respectively                   (7,602,000)          (8,266,000)
         Accumulated other comprehensive income                                            130,000                   --
                                                                                      ------------         ------------
            Total shareholders' equity                                                   2,821,000            2,468,000
                                                                                      ------------         ------------
            Total liabilities and shareholders' equity                                $  7,075,000         $  6,637,000
                                                                                      ============         ============


                                     See notes to consolidated financial statements.


                            CALTON, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                     (UNAUDITED)


                                                        2004                 2003
                                                     -----------         -----------
REVENUE
    Homebuilding and consulting                      $ 3,193,000         $        --
    Technical staffing                                        --              77,000
    Website design and implementation                    158,000             111,000
                                                     -----------         -----------
                                                       3,351,000             188,000
                                                     -----------         -----------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                     2,598,000                  --
      Internet development/technical staffing             72,000             104,000
    Selling, general and administrative                  628,000             576,000
                                                     -----------         -----------
                                                       3,298,000             680,000
                                                     -----------         -----------
    Income/(loss) from operations                         53,000            (492,000)
                                                     -----------         -----------

OTHER (EXPENSE) INCOME
    Interest income                                        2,000               3,000
    Interest expense                                      (3,000)                 --
    Litigation settlements                                 5,000              25,000
    Other (expense) income                                (4,000)             17,000
                                                     -----------         -----------
                                                              --              45,000
                                                     -----------         -----------

NET INCOME/(LOSS)                                    $    53,000         $  (447,000)
                                                     ===========         ===========

INCOME/(LOSS) PER SHARE
    Basic                                            $      0.01         $     (0.09)
                                                     ===========         ===========
    Diluted                                          $      0.01         $     (0.09)
                                                     ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Basic shares                                     9,299,000           4,846,000
      Diluted shares                                   9,400,000           4,846,000

                   See notes to consolidated financial statements.


                               CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                        (UNAUDITED)


                                                             2004                 2003
                                                          -----------         -----------
REVENUE
    Homebuilding and consulting                           $ 7,753,000         $        --
    Technical staffing                                             --             440,000
    Website design and implementation                         475,000             361,000
    Credit card loyalty program revenue                         1,000              13,000
                                                          -----------         -----------
                                                            8,229,000             814,000
                                                          -----------         -----------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                          6,271,000                  --
      Internet development/technical staffing                 218,000             514,000
      Credit card loyalty program                               1,000                  --
    Selling, general and administrative                     1,766,000           1,845,000
                                                          -----------         -----------
                                                            8,256,000           2,359,000
                                                          -----------         -----------
    Loss from operations                                      (27,000)         (1,545,000)
                                                          -----------         -----------

OTHER (EXPENSE) INCOME
    Interest income                                             6,000              18,000
    Loss on disposal of long-lived assets                          --             (13,000)
    Realized gain on sale of marketable securities            228,000                  --
    Interest expense                                          (26,000)                 --
    Litigation settlements                                    (15,000)            (13,000)
    Other income                                               15,000              23,000
                                                          -----------         -----------
                                                              208,000              15,000
                                                          -----------         -----------

NET INCOME/(LOSS)                                         $   181,000         $(1,530,000)
                                                          ===========         ===========

INCOME/(LOSS) PER SHARE
    Basic                                                 $      0.02         $     (0.32)
                                                          ===========         ===========
    Diluted                                               $      0.02         $     (0.32)
                                                          ===========         ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
      Basic shares                                          9,268,000           4,712,000
      Diluted shares                                        9,405,000           4,712,000

                      See notes to consolidated financial statements.


                                       CALTON, INC. AND SUBSIDIARIES
                                    CONOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED AUGUST 31, 2004 AND 2003
                                                (UNAUDITED)


                                                                              2004                2003
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)                                                          $   181,000         $(1,530,000)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities:
     Realized gain on sale of marketable securities                           (228,000)                 --
     Depreciation and amortization                                             124,000              36,000
     Loss on disposal of long-lived assets                                          --              13,000
     Stock based compensation                                                   42,000              20,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                    15,000             157,000
         Inventory                                                              45,000          (4,847,000)
         Deposits on land                                                     (312,000)                 --
         Prepaid expenses and other assets                                     (28,000)           (251,000)
         Accounts payable, accrued expenses and other liabilities              753,000            (220,000)
                                                                           -----------         -----------
Net cash flows from operating activities                                       592,000          (6,622,000)
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Receipts from holdback escrow account                                          --              88,000
     Purchase of equipment and software                                        (24,000)                 --
     Proceeds from the sale of marketable securities                           228,000                  --
                                                                           -----------         -----------
Net cash flows from investing activities                                       204,000              88,000
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from construction financing                                      430,000           3,529,000
     Proceeds from sale of common stock                                             --           1,080,000
     Payments on notes payable                                              (1,098,000)                 --
                                                                           -----------         -----------
Net cash flows from financing activities                                      (668,000)          4,609,000
                                                                           -----------         -----------

Net increase/(decrease)  in cash and cash equivalents                          128,000          (1,925,000)
Cash and cash equivalents at beginning of period                             1,821,000           3,286,000
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $ 1,949,000         $ 1,361,000
                                                                           ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest, net of amounts capitalized                $    28,000                  --
         Cash paid for income taxes                                                 --                  --

                              See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 31, 2004, the results of operations for the three and nine months ended August 31, 2004 and 2003 and the cash flows for the nine months ended August 31, 2004 and 2003 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 1, 2004. Operating results for the three and nine months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending November 30, 2004.

2.      INVENTORY

        Inventory consists of the following as of August 31, 2004 and November 30, 2003:

                                           August 31,          Nov. 30,
                                              2004              2003
                                           ----------        ----------

        Developed land                     $  799,000        $1,829,000
        Work in process                     3,168,000         1,593,000
        Speculative and model homes           323,000           913,000
                                           ----------        ----------
                                           $4,290,000        $4,335,000
                                           ==========        ==========

        The Company capitalizes interest on loans directly associated with real estate development projects. During the three and nine month periods ended August 31, 2004, the Company capitalized $21,000 and $51,000, respectively.

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of August 31, 2004 and November 30, 2003:

                                                    August 31,         Nov. 30,
                                                      2004               2003
                                                    ---------         ---------

        Computer equipment and furniture            $ 156,000         $ 132,000
        Leasehold improvements                         65,000            65,000
        Other                                           3,000             3,000
                                                    ---------         ---------
                                                      224,000           200,000
                 Less: Accumulated Depreciation      (173,000)         (148,000)
                                                    ---------         ---------
                                                    $  51,000         $  52,000
                                                    =========         =========

4.      ACCOUNTS PAYABLE, OTHER ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, other accrued expenses and other liabilities consist of the following as of August 31, 2004 and November 30, 2003:

                                                    August 31,        Nov. 30,
                                                      2004              2003
                                                   ----------        ----------

        Accounts payable, trade                    $  321,000        $  125,000
        Other accrued expenses                        231,000           229,000
        Customer deposits                           1,272,000           694,000
        Deferred revenue                              157,000           180,000
                                                   ----------        ----------
                                                   $1,981,000        $1,228,000
                                                   ==========        ==========

5.      NOTES PAYABLE

        Notes payable consists of borrowings under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. Inventories and related homebuilding assets secure the credit facilities. The annual interest rate is the bank's prime rate plus 1% (5.25% at August 31, 2004).

6.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three and nine months ended August 31, 2004, 38,000 and 96,000 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Compensation expense for the three and nine-month periods ended August 31, 2004, amounted to $12,000 and $42,000 respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

        OTHER COMPREHENSIVE INCOME (LOSS):

        Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income (loss) and other comprehensive income (loss) items. Other comprehensive income
        (loss) during the periods presented represents the changes in unrealized gains and losses on available for sale securities. The following table reflects comprehensive income (loss) for the three and nine-month periods ended August 31, 2004 and 2003:

                                             Three Months Ended                 Nine Months Ended
                                                 August 31,                        August 31,
                                        ----------------------------      ---------------------------
                                           2004             2003              2004           2003
                                        -----------      -----------      -----------     -----------
        Net income (loss)               $    53,000      ($  447,000)     $   181,000     ($1,530,000)
        Other comprehensive items          (133,000)            --            130,000            --
                                        -----------      -----------      -----------     -----------
        Comprehensive income (loss)     ($   80,000)     ($  447,000)     $   311,000     ($1,530,000)
                                        ===========      ===========      ===========     ===========

7.      NET INCOME/(LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income/(loss) per share computations:

                                             Three Months Ended                 Nine Months Ended
                                                 August 31,                        August 31,
                                        ----------------------------      ---------------------------
                                           2004             2003              2004           2003
                                        -----------      -----------      -----------     -----------

                                        $   53,000       $ (447,000)      $  181,000      $(1,530,000)
                                        ===========      ===========      ===========     ===========


        Weighted average shares
          outstanding - (denominator)    9,299,000        4,846,000        9,268,000       4,712,000
                                        ===========      ===========      ===========     ===========

        Net income/(loss) per common
          share                         $     0.01       $    (0.09)      $     0.02      $    (0.32)
                                        ===========      ===========      ===========     ===========


        Weighted average shares
          outstanding                    9,299,000        4,846,000        9,268,000       4,712,000

                                           101,000                -          137,000               -
                                        -----------      -----------      -----------     -----------
        Adjusted weighted average
          shares - (denominator)         9,400,000        4,846,000        9,405,000       4,712,000
                                        ===========      ===========      ===========     ===========

                                        $     0.01       $    (0.09)      $     0.02      $    (0.32)
                                        ===========      ===========      ===========     ===========

        The effects of 707,400 stock options outstanding as of August 31, 2004 have been excluded from common stock equivalents because their effect on income per share would be anti-dilutive. The effects of 735,400 stock options outstanding as of August 31, 2003 have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive.

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

        HOMEBUILDING AND CONSTRUCTION SERVICES
        Homes by Calton, LLC ("Homes by Calton"), which commenced operations in the fourth quarter of fiscal 2003, constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

                o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, the customer performs walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company remedies any issues with its customers prior to closing. The Company does not provide customer financing.
                o In all instances, the buyer's commitment to repay financing obtained to purchase the property is between the buyer and the buyer's lender. The Company does not provide customer financing and there is no recourse against the Company for non-payment by the buyers.
                o The risks and rewards of ownership of the home pass to the customer at closing and the Company has no substantial continuing involvement with the property.

        INTERNET DEVELOPMENT AND STAFFING
        The Internet development division of eCalton.com, Inc. ("eCalton") provides Internet consulting services and develops comprehensive Internet-based solutions for its clients. Its mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. This division of eCalton provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry. Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed-price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion.

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

        Operating results, by industry segment, for the nine months ended August 31, 2004 and 2003 are as follows (in thousands):


                                                              NINE MONTHS ENDED AUGUST 31, 2004
                                          ------------------------------------------------------------------------
                                                          Credit Card     Homebuilding
                                           Internet         Loyalty     and Construction                  Total
                                          Development      Business         Services       Corporate     Company
        Total revenues                    $       475      $      1         $  7,753       $       -     $  8,229
        Total cost of revenues                    218             1            6,271                        6,490
        Depreciation and amortization               3             -              101              20          124
        Income/(loss) from operations              67            (3)             836            (927)         (27)
        Interest income/(expense), net              -             -              (26)              6          (20)
        Net income/(loss)                          67            (3)             809            (692)         181
        Total assets                      $       218      $      1         $  6,110       $     746     $  7,075


                                                              NINE MONTHS ENDED AUGUST 31, 2003
                                          ------------------------------------------------------------------------
                                            Internet      Credit Card     Homebuilding
                                          Development       Loyalty     and Construction                  Total
                                          and Staffing     Business         Services       Corporate     Company

        Total revenues                    $        801     $     13         $      -       $       -     $    814
        Total cost of revenues                     511            3                -               -          514
        Depreciation and amortization                -            -                -              36           36
        Loss from operations                      (109)        (473)               -            (963)      (1,545)
        Interest income                              -            -                -              18           18
        Net loss                                  (148)        (474)               -            (908)      (1,530)
        Total assets                      $        155     $      5         $      -       $   6,623     $  6,783

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

        Following is the Company's warranty reserve activity for the nine months ended August 31, 2004:

                Balance at beginning of period           $      11,000
                Reserves                                        38,000
                Payments                                        (2,000)
                                                         --------------
                Balance at end of period                 $      47,000
                                                         ==============

        LAND PURCHASE AGREEMENTS
        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The total deposit required is $300,000. As of August 31, 2004, the full deposit has been made and two lots have been purchased under the land purchase agreement.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $24,000 was made during the nine months ended August 31, 2004. Four lots have been purchased under this Land Purchase Agreement as of August 31, 2004.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $4.4 million.

10.     SUBSEQUENT EVENTS

        In September 2004, Hurricanes Frances and Jeanne hit Vero Beach, Florida, causing the President of the United States to declare a State of Emergency for Indian River County. Under the State of Emergency there were mandatory evacuations and limited, if any, access to various areas of the county.

        The Company's corporate headquarters were hit by a tornado during Hurricane Frances rendering the space uninhabitable. Immediately after the storm, eCalton's Internet Development operation was relocated to office space in Melbourne, Florida. eCalton was operational within days of Hurricane Frances and remained operational through the majority of Hurricane Jeanne.

        The Company's homebuilding operation is experiencing significant delays in utility installations and obtaining inspections, as well as modest delays in the procurement of materials and availability of subcontractors. As a result, Homes by Calton is currently anticipating four to six-week delays in deliveries of homes currently under construction. The homes that were under construction during both Hurricane Frances and Hurricane Jeanne sustained minimal damage.

        The Company is currently in the process of moving its corporate headquarters to new office space. As with many other companies located in Vero Beach, employees are working from various remote locations and home offices while awaiting the restoration and the availability of utility services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2004 AND 2003

        REVENUES: Consolidated revenues for the three months ended August 31, 2004 increased to $3,351,000 compared to $188,000 for the three months ended August 31, 2003. Revenues for the nine months ended August 31, 2004 and 2003 were $8,229,000 and $814,000, respectively. This increase for both the quarter and nine-month periods is directly attributable to the Company's Homebuilding and Construction Services Segment which commenced operations in the fourth quarter of fiscal 2003 and contributed $3,193,000 (or 95%) and $7,753,000 (or 94%) of total revenues, respectively. Homebuilding operations are expected to continue to contribute the majority of the Company's forward-looking revenues.

        Revenues for the Internet Development and Technical Staffing Segment for the three months ended August 31, 2004 decreased to $158,000 compared to $188,000 for the comparable period of the prior year. Such revenues for the nine months ended August 31, 2004 decreased to $475,000 from $801,000 in 2003. The decreases resulted from the Staffing division which contributed $77,000 and $440,000 of revenues for the three and nine months ended August 31, 2003, respectively, and which was wound down in the fourth quarter of fiscal 2003. All continuing revenues of this segment pertain to Internet Development activities.

        COST OF SALES: Cost of sales consists of cost of goods sold for the Homebuilding Segment, project personnel and expenses associated with the Internet Development/Technical Staffing Segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $2,598,000 and $6,271,000 for the quarter and nine months ended August 31, 2004. As the Homebuilding Segment began operations in the fourth quarter of fiscal 2003, there were no expenses recorded for the three and nine months ended August 31, 2003. Project personnel and expenses decreased from $104,000 in the three months ended August 31, 2003 to $72,000 in the three months ended August 31, 2004. Project personnel and expenses decreased from $514,000 in the nine months ended August 31, 2003 to $218,000 in the nine months ended August 31, 2004. The decrease in both the quarter and nine-month results is primarily attributable to the Technical Staffing division of eCalton being wound down in the fourth quarter of 2003. Gross profit margin for the Homebuilding Segment was 19% for both the quarter and nine months ended August 31, 2004. Gross profit margin for the Internet Development/Technical Staffing segment was 54% and 45% for the quarters ended August 31, 2004 and 2003, respectively. Gross profit margin for the Internet Development/Technical Staffing segment was 54% and 36% for the nine months ended August 31, 2004 and 2003, respectively. The increase in gross profit margin for both the quarter and nine-month results for eCalton is primarily attributable to the lower-margin Technical Staffing division of eCalton being wound down in the fourth quarter of fiscal 2003.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended August 31, 2004 were $628,000 compared to $576,000 for the quarter ended August 31, 2003. Selling, general and administrative expenses for the nine months ended August 31, 2004 were $1,766,000 compared to $1,845,000 for the nine months ended August 31, 2003. The slight increase in expenses for the quarter ended August 31, 2004 is primarily attributable to new product development, hiring of personnel and costs related to the commencement of development activities at new communities.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income decreased from $3,000 during the quarter ended August 31, 2003 to $2,000 during the quarter ended August 31, 2004. Interest income decreased from $18,000 during the nine months ended August 31, 2003 to $6,000 during the nine months ended August 31, 2004. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2004.

        INTEREST EXPENSE: Interest expense amounted to $3,000 for the three months ended August 31, 2004 (none in 2003). Interest expense amounted to $26,000 for the nine months ended August 31, 2004 (none in 2003). Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three and nine months ended August 31, 2004, the Company capitalized $21,000 and $51,000 respectively.

        REALIZED GAIN ON SALES OF MARKETABLE SECURITIES: During the nine months ended August 31, 2004, the Company recognized a gain of $228,000 from the sale of 237,500 shares of available-for-sale marketable securities. The Company has additional available-for-sale marketable securities with a current value of $130,000 based on the trading market price of the underlying securities. The unrealized gains and losses on available-for-sale securities are reflected as other comprehensive income, a component of stockholder's equity, until realized.

        LITIGATION SETTLEMENTS: The Company paid $20,000 in litigation settlements for the nine months ended August 31, 2004 and received $5,000 from certain matters in the third quarter. The Company paid $60,000 in litigation settlements for the nine months ended August 31, 2003 and received $43,000 in proceeds from the settlement of a previously written-off account and insurance proceeds.

        SALES ACTIVITY AND BACKLOG:

                                                      Contract         Number
                                                      Backlog         of Homes
                                                   --------------   ------------

        Backlog as of November 30, 2003                $6,700,000        13

        Less:  Homes delivered during the
             nine months ended Aug. 31, 2004          ($7,700,000)      (16)

        Plus:  New contracts signed during the
             nine months ended Aug. 31, 2004           $8,700,000        17

                                                   --------------   ------------
        Backlog as of August 31, 2004                  $7,700,000        14
                                                   ==============   ============

        The Company is currently taking lot reservations in two new communities:
        Amelia Plantation and Pointe West, both located in Vero Beach, Florida.

        Although the Company's communities under development did not suffer significant damage as a result of the recent hurricane activity in Florida, the damage caused by the hurricanes in the region has adversely impacted the Company's ability to obtain building permits and the availability of labor and materials. As a result, the Company anticipates delays in deliveries of homes.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        With the strategic decisions to capitalize on senior management's experience in the homebuilding market and curtailment of operations in the credit card loyalty and technical staffing businesses, the Company has realized profitable operations during the first nine months of fiscal year ended November 30, 2004 and, as discussed below, has generated cash flow from operations during the same period. As a result, management believes that cash on hand as of August 31, 2004, plus amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations during the next twelve months.

        The Company's working capital as of August 31, 2004 was $2,636,000, a decline of $645,000 compared to $3,281,000 at November 30, 2003. Total current assets increased $538,000 to $6,890,000, primarily reflecting increases in homebuilding assets of $267,000, available-for-sale securities of $130,000 and cash in the bank of $128,000. Total current liabilities increased $1,183,000 to $4,254,000, reflecting increases in customer deposits of $578,000, borrowings on the credit facility of $430,000 and trade accounts payable related to homebuilding operations of $198,000.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company generated cash of $592,000 from its operating activities during the nine months ended August 31, 2004, compared to using cash of $6,622,000 (largely attributable to the purchase of homebuilding assets) during the same period of the prior year. The current period's cash generation reflects a $578,000 increase in customer deposits (included in other liabilities) and a $198,000 increase in trade accounts payable. It also reflects increases of $267,000 in homebuilding operating inventories and deposits.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company generated $204,000 in cash from its investing activities during the nine months ended August 31, 2004, primarily related to the sale of certain available-for-sale marketable securities. The Company continues to carry $130,000 of available-for-sale marketable securities as of August 31, 2004. However, there can be no assurance that such securities will be able to be sold at this level.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company used $668,000 of cash in its financing activities during the nine months ended August 31, 2004 representing net payments on the Notes Payable outstanding in the homebuilding segment. As of August 31, 2004, the Company has $4.2 million available under this line of credit with Harbor Federal Savings Bank.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        LAND PURCHASE AGREEMENTS:

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The total deposit required is $300,000. As of August 31, 2004, the full deposit has been made and two of the lots have been purchased.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $24,000 was made during the nine months ended August 31, 2004. Four lots have been purchased under this Land Purchase Agreement as of August 31, 2004.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $4.4 million.

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

        LOAN AGREEMENT:

        The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit that is due on demand. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. In July 2004, Harbor Federal Savings Bank increased the Company's demand revolving line of credit to $6.5 million. The $1.2 million loan has been fully paid off as of August 31, 2004.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003. As of August 31, 2004, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended August 31, 2004 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION


ITEM 5. OTHER INFORMATION

        In July 2004, one of the Company's directors, Robert E. Naughton, passed away. The Company's Board of Directors is now comprised of six directors with one vacancy. The Company currently does not anticipate appointing a director to fill the vacancy at this time.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)      Exhibits

                31.1    Certification by Chief Executive Officer pursuant to
                        Section 302 of Sarbanes- Oxley Act of 2002

                31.2    Certification by Chief Financial Officer pursuant to
                        Section 302 of Sarbanes-Oxley Act of 2002

                32.1    Certification by Chief Executive Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

                32.2    Certification by Chief Financial Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

        B)      Reports on Form 8-K

                On July 15, 2004, the Company filed a report on Form 8-K to report that it had issued a news release that disclosed its financial results for the quarter and six-months ended May 31, 2004.

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


                                                 Calton,  Inc.
                                    ---------------------------------------
                                                 (Registrant)

                               By:  /s/ Laura A. Camisa
                                    ----------------------------------------
                                    Laura A. Camisa
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  October 14, 2004