Form 10KSB/A
period 2003-11-30
CALTON INC
filed 2005-02-28
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)
                                   (MARK ONE)

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE


This Amendment on Form 10-KSB/A amends and restates in its entirety the following items of the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (the "2003 10-KSB") of Calton, Inc. (the "Company") as initially filed with the Securities and Exchange Commission (the "SEC") on March 1, 2004:

        Part II - Item 6.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

        Part II - Item 7.  Financial Statements

        Part IV - Item 13. Exhibits and Reports on Form 8-K

This Amendment is being filed to reflect the restatement of the Company's results for fiscal 2003, as discussed in Note 1.B. to the Company's consolidated financial statements filed herewith. The Company has had discussions with the accounting staff (the "Staff") of the SEC with respect to the recognition of compensation expense related to the Company's sale of 4,500,000 shares of its Common Stock to certain officers of the Company in August 2003. After the Company's discussions with the Staff, and after the Company consulted with its independent registered public accounting firm, the Company determined the need to restate its financial statements for fiscal 2003 to record $720,000 of compensation expense in connection with the sale of the shares.

This Amendment speaks as of the end of the Company's fiscal year ended November 30, 2003 as required by Form 10-KSB or as of the date of the filing of the original 2003 10-KSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2003 10-KSB. This Amendment contains forward-looking statements that were made at the time the original 2003 10-KSB was filed on March 1, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2003 10-KSB, including statements made in filings on Form 8-K and the Company's Quarterly Reports on Form 10-QSB.







--------------------------------------------------------------------------------

Disclosure Concerning Forward-Looking Statements
------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-KSB/A, including in Part II, Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB/A. Such potential risks and uncertainties, include without limitation, continued operating losses and their effects on liquidity, the Company's ability to raise capital, matters related to national and local economic conditions, including conditions in the residential homebuilding industry, the effect of governmental regulation on the Company, commercial acceptance of the Company's co-branded customer loyalty credit card program, the competitive environment in which the Company operates, the Company's ability to acquire property for development, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-KSB/A and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESTATEMENT

        The Company has restated its consolidated balance sheet as of November 30, 2003, its consolidated statements of operations for the fiscal year ended November 30, 2003, its consolidated statements of cash flows for the fiscal year ended November 30, 2003 and its consolidated statement of shareholders' equity for the fiscal year ended November 30, 2003. The restatement adjustment for the year ended November 30, 2003 resulted in an increase of a previously reported net loss of approximately $720,000. Basic and diluted loss per share was increased by $0.13 per share for fiscal 2003. In addition, paid in capital as of November 30, 2003 was increased by $720,000 and retained earnings reduced by the same amount as a result of the restatement. See Note 1 to the Consolidated Financial Statements included in Item 7 of Part II of this Form 10-KSB/A. The following management's discussion and analysis takes into account the effect of the restatement.

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

        SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $4,312,000 in 2002 to $3,155,000 in 2003. The amount in 2003 includes certain non-cash stock-based compensation expense of $720,000 related to the sale of common stock to certain of the Company's officers; there was no similar charge during 2002. The reduction in expenses is primarily attributable to the significant downsizing of operations at both the PrivilegeONE and eCalton subsidiaries, the wind-down of the technical staffing division, reduced occupancy costs and the continued cost containment efforts focused on by management in all of the Company's business segments. In addition, the Internet development segment of eCalton performs a significant amount of inter-company work for Homes by Calton and PrivilegeONE, thereby reducing consolidated selling, general and administrative expenses. As the fiscal year 2003 amounts only reflect three months worth of expenses incurred by the homebuilding operation, selling general and administrative expenses are currently projected to increase as this division progresses.

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

        Management has continued its cost containment efforts and as a result, administrative expenses have been reduced from $4,312,000 for the year ended November 30, 2002 to $3,155,000 for the year ended November 30, 2003. In addition, the Company made the strategic decision to curtail operations in the technical staffing business due to the division's diminished performance during the first nine months of fiscal 2003. During 2002, the Company sold its non-performing interest in IGP which contributed to the Company's net loss in the amount of ($1,020,000) during the fiscal year ended November 30, 2002.

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


ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. CALTON, INC. (Registrant)

                                                 CALTON, INC.
                                                 -------------------------------
                                                 (Registrant)

Dated:  February 24, 2005                 By:    /s/ Anthony J. Caldarone
                                                 -------------------------------
                                                 Anthony J. Caldarone, President
                                                 and Chief Executive Officer

                          CALTON, INC. AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Registered Public Accounting Firm                   F-2

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNING FIRM

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1.B. to the Consolidated Financial Statements, Calton restated its consolidated financial statements for the fiscal year ended November 30, 2003 to reflect stock-based compensation expense amounting to $720,000 that was incurred in connection with the sale of 4,500,000 shares of Calton's common stock to certain officers.



                                        /s/ AIDMAN, PISER & COMPANY, P.A.


Tampa, Florida
February 6, 2004, except for Note 1.B. as to which date is February 4, 2005


CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003

                                                                                          As Restated
                                                                                      -------------------
       ASSETS
          Current Assets
             Cash and cash equivalents                                                 $      1,821,000
             Accounts receivable, net of allowance for doubtful accounts of $22,000             101,000
             Inventory                                                                        4,335,000
             Prepaid expenses and other current assets                                           95,000
                                                                                      -------------------
                Total current assets                                                          6,352,000
                                                                                      -------------------

             Deferred charges                                                                   233,000
             Property and equipment, net                                                         52,000
                                                                                      -------------------
                Total assets                                                           $      6,637,000
                                                                                      ===================

       LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities
             Accounts payable, accrued expenses and other liabilities                  $      1,228,000
             Notes payable                                                                    1,843,000
                                                                                      -------------------
                Total current liabilities                                                     3,071,000
                                                                                      -------------------

          Noncurrent portion of notes payable                                                 1,098,000
          Commitments and contingent liabilities (Note 10)                                            -

          Shareholders' Equity
             Common stock, $.05 par value, 10,740,000 shares authorized;
                9,240,000 shares outstanding                                                    462,000
             Additional paid-in capital                                                      12,905,000
             Retained earnings (deficit)                                                     (2,633,000)
             Less cost of shares held in treasury 1,457,000 shares                           (8,266,000)
                                                                                      -------------------
                Total shareholders' equity                                                    2,468,000
                                                                                      -------------------
                Total liabilities and shareholders' equity                             $      6,637,000
                                                                                      ===================

                              See notes to consolidated financial statements.


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                         2003            2002
                                                                   ---------------  ---------------
REVENUE                                                             (AS RESTATED)
  Homebuilding and consulting                                       $   2,180,000    $     108,000
  Technical staffing services                                             440,000        1,274,000
  Website design and implementation                                       499,000          538,000
  Credit card loyalty program revenue                                      14,000           34,000
                                                                   ---------------  ---------------
                                                                        3,133,000        1,954,000
                                                                   ---------------  ---------------
COSTS AND EXPENSES
  Cost of sales
    Homebuilding                                                        1,796,000                -
    Internet development/technical staffing                               572,000        1,238,000
    Credit card loyalty program                                             4,000           12,000
  Selling, general and administrative                                   3,155,000        4,312,000
  Impairment of assets                                                          -          116,000
                                                                   --------------------------------
                                                                        5,527,000        5,678,000
                                                                   --------------------------------
    Loss from operations                                               (2,394,000)      (3,724,000)

OTHER (EXPENSE) INCOME
  Interest income                                                          21,000          124,000
  Interest expense                                                        (49,000)               -
  Loss on investments                                                           -         (750,000)
  Gains on recoveries on investments                                      190,000          350,000
  Litigation settlements                                                   23,000          458,000
  Other income                                                             57,000          119,000
                                                                   ---------------  ---------------
    Loss from continuing operations before income taxes
      and discontinued operations                                      (2,152,000)      (3,423,000)

INCOME TAX BENEFIT                                                        487,000                -
                                                                   ---------------  ---------------
    Loss from continuing operations                                    (1,665,000)      (3,423,000)
                                                                   ---------------  ---------------

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued subsidiary                               -       (1,020,000)
  Loss from disposals of discontinued subsidiaries                              -         (541,000)
                                                                   ---------------  ---------------
    Loss from discontinued operations                                           -       (1,561,000)
                                                                   ---------------  ---------------
NET LOSS                                                            $  (1,665,000)   $  (4,984,000)
                                                                   ===============  ===============

LOSS PER SHARE:
  Basic and Diluted:
    Loss from continuing operations                                 $       (0.29)   $       (0.76)
    Loss from discontinued operations                                           -            (0.35)
                                                                   ---------------  ---------------
    Net loss per common share                                       $       (0.29)   $       (1.11)
                                                                   ===============  ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                               5,840,000        4,509,000
                                                                   ===============  ===============
    Diluted                                                             5,840,000        4,509,000
                                                                   ===============  ===============


                         See notes to consolidated financial statements.

                                                F-4


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                                 2003            2002
                                                                           ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                        (AS RESTATED)
Net loss                                                                    $  (1,665,000)   $  (4,984,000)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
   Deferred income taxes                                                         (487,000)               -
   Impairment of investments                                                            -          750,000
   Losses from disposals of discontinued component                                      -          541,000
   Impairments of long lived assets                                                     -          116,000
   Loss on disposal of long lived assets                                           13,000                -
   Provision for uncollectible receivables                                              -          (72,000)
   Depreciation and amortization                                                   43,000          139,000
   Stock-based compensation for directors                                          33,000           19,000
   Stock-based compensation for officers                                          720,000                -
   Changes in operating assets and liabilities:
       Accounts receivable                                                        180,000          269,000
       Inventory                                                                 (806,000)               -
       Prepaid expenses and other assets                                         (185,000)          30,000
       Accounts payable, accrued expenses and other liabilities                   109,000         (305,000)
                                                                           ---------------  ---------------
Net cash flows from operating activities                                       (2,045,000)      (3,497,000)
                                                                           ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Assets and liabilities of discontinued subsidiaries                                  -        2,028,000
   Purchases of property and equipment                                                  -           (6,000)
   Receipts from (payments to) holdback escrow account                             88,000           (2,000)
                                                                           ---------------  ---------------
Net cash flows from investing activities                                           88,000        2,020,000
                                                                           ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                                           -          (12,000)
   Payments on notes payable                                                     (588,000)               -
   Proceeds from sale of common stock and treasury stock to officers            1,080,000                -
   Proceeds from the sale of treasury stock and
       exercise of stock options                                                        -        60,000.00
                                                                           ---------------  ---------------
Net cash flows from financing activities                                          492,000           48,000
                                                                           ---------------  ---------------

Net (decrease)  in cash and cash equivalents                                   (1,465,000)      (1,429,000)
Cash and cash equivalents at beginning of period                                3,286,000        4,715,000
                                                                           ---------------  ---------------
Cash and cash equivalents at end of period                                  $   1,821,000    $   3,286,000
                                                                           ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Non-cash investing and financing activities
       Acquisition of inventory assets through financing                        3,529,000


                               See notes to consolidated financial statements.

                                                     F-5


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2003 AND 2002
(AMOUNTS IN THOUSANDS)


                                                Common Stock        Additional     Retained                     Total
                                           ----------------------     Paid In      Earnings      Treasury    Shareholders'
                                             Shares     Amount        Capital      (Deficit)       Stock        Equity
                                           ---------  -----------  -------------  -----------  ------------  -------------
Balances December 1, 2001                     4,417    $     221    $    13,134    $   4,016    $  (10,154)   $     7,217

  Net Loss                                        -            -              -       (4,984)            -         (4,984)
  Stock issued to Directors                      52            3             16            -             -             19
  Purchases of treasury stock                   (19)          (1)             1            -           (12)           (12)
  Stock issued under employee stock
     ownership plan                             194            9         (1,013)           -         1,064             60
                                           ---------  -----------  -------------  -----------  ------------  -------------
Balances November 30, 2002                    4,644    $     232    $    12,138    $    (968)   $   (9,102)   $     2,300

  Net Loss (As Restated)                          -            -              -       (1,665)            -         (1,665)
  Stock issued to Directors                      96            5             28            -             -             33
  Common stock and treasury stock
      sold to officers (As Restated)          4,500          225            739            -           836          1,800
                                           ---------  -----------  -------------  -----------  ------------  -------------
Balances November 30, 2003 (As Restated)      9,240    $     462    $    12,905    $  (2,633)   $   (8,266)   $     2,468
                                           =========  ===========  =============  ===========  ============  =============





                                      See notes to consolidated financial statements.

                                                            F-6

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.      NATURE OF BUSINESSES

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

        B.      RESTATEMENT OF FINANCIAL STATEMENTS

        In February 2005, the Company, after discussion with the Staff of the Securities and Exchange Commission and the Company's independent registered public accounting firm, determined that its previously issued financial statements for the year ended November 30, 2003 required restatement to reflect the recognition of $720,000 of compensation expense in connection with the Company's sale of 4,500,000 shares of common stock to certain of its officers in fiscal 2003. While the sale of the shares of common stock was intended to serve as a financing activity, necessary to engage in the homebuilding operations, the measurement date for compensation purposes occurred at a date subsequent to execution of the agreement, at a time when the stock price was higher than the sale price. The following table reflects the impact of the restatement on the relevant items of the Company's financial statements as of, and for the year ended, November 30, 2003.

        CHANGES TO CONSOLIDATED BALANCE SHEET
                                                                            As of November 30, 2003
                                                              ------------------------------------------------
                                                                As Reported     Adjustments      As Restated
                                                              --------------  ---------------  ---------------
        Additional paid-in-capital                              $12,185,000         $720,000      $12,905,000
        Retained earnings/(deficit)                              (1,913,000)        (720,000)      (2,633,000)

        CHANGES TO CONSOLIDATED STATEMENT OF OPERATIONS
                                                                      Fiscal year ended November 30, 2003
                                                              ------------------------------------------------
                                                                As Reported     Adjustments      As Restated
                                                              --------------  ---------------  ---------------

        Selling, general and administrative                      $2,435,000         $720,000       $3,155,000
        Loss from operations                                     (1,674,000)        (720,000)      (2,394,000)
        Loss from continuing operations before
           income taxes and discontinued operations              (1,432,000)        (720,000)      (2,152,000)
        Loss from continuing operations                            (945,000)        (720,000)      (1,665,000)
        Net loss                                                   (945,000)        (720,000)      (1,665,000)

        Loss per share
           Basic and diluted
             Loss from continuing operations                          (0.16)           (0.13)           (0.29)
             Net loss per common share                                (0.16)           (0.13)           (0.29)

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

        CHANGES TO CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Fiscal year ended November 30, 2003
                                                              ------------------------------------------------
                                                                As Reported     Adjustments      As Restated
                                                              --------------  ---------------  ---------------
        Net loss                                                  ($945,000)       ($720,000)     ($1,665,000)
        Stock-based compensation for officers                             0          720,000          720,000

        C.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


        The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 (See "Recent Accounting Pronouncements," below.):

            Year ended November 30:                                         2003           2002
                                                                      --------------- ---------------
                                                                       (AS RESTATED)
            Net loss, as reported                                      $  (1,665,000)  $  (4,984,000)
                                                                      =============== ===============
            Loss per share, as reported                                $       (0.29)  $       (1.11)
                                                                      =============== ===============

            Stock-based employee compensation costs used in the        $    (720,000)  $           -
                                                                      =============== ===============
            determination of net loss, as reported

            Stock-based employee compensation costs that would
            have been included in the determination of net loss if
            the fair value method (Statement 123) had been
            applied to all awards                                      $    (727,200)  $      (4,000)
                                                                      =============== ===============

            Unaudited pro forma net loss, as if the fair value
            method had been applied to all awards                      $  (1,672,200)  $  (4,988,000)
                                                                      =============== ===============

            Unaudited pro forma loss per share, as if the fair
            value method had been applied to all awards                $       (0.29)  $       (1.11)
                                                                      =============== ===============

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

2.      INVENTORY

        Inventory consists of the following as of November 30, 2003:

            Developed land                         $1,829,000
            Work in process                         1,593,000
            Speculative and model homes               913,000
                                                  ------------
                                                   $4,335,000
                                                  ============

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of November 30, 2003:

                                                  November 30,
                                                      2003
                                                  ------------

            Computer equipment and furniture       $  132,000
            Leasehold improvements                     65,000
            Other                                       3,000
                                                  ------------
                                                      200,000
               Less: Accumulated Depreciation        (148,000)
                                                  ------------
                                                   $   52,000
                                                  ============

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

5.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2003:

                                                  November 30,
                                                      2003
                                                  ------------

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

        Results of operations from IGP are as follows:

                                                                   2003            2002
                                                              --------------  --------------
            Revenues of discontinued subsidiary                $          -    $          -
                                                              ==============  ==============
            Net loss fron discontinued subsidiary              $          -    $ (1,020,000)
                                                              ==============  ==============

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

        PRIVATE PLACEMENT

        On August 29, 2003, the Company sold 4,500,000 shares of its common stock to four of its officers for an aggregate purchase price of $1,080,000, or $0.24 per share, which exceeded both the book value and the closing price of the Common Stock on the date that the agreement to sell the shares was reached. A portion of the stock issued to the

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


        officers was issued out of Treasury shares. The 150,000 shares issued from Treasury were recorded using the first-in first-out method of accounting with the difference being recorded in paid-in-capital. Also see Note 1.B.

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

        STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

        As of November 30, 2003 there were 353,347 options exercisable under all plans in the aggregate with a weighted average exercise price of $3.75. Stock option activity is summarized as follows:

                                                            2003                             2002
                                                ------------------------------  ------------------------------
                                                                  Weighted                        Weighted
                                                                  Average                         Average
                                                                  Exercise                        Exercise
                                                   Options         Price           Options          Price
                                                ------------------------------  ------------------------------
        Outstanding
           Beginning of year                          731,200     $   3.24            292,200     $   5.89
           Granted at market price                     40,000         0.21            467,000         0.45
           Exercised                                        -            -                  -            -
           Expired or cancelled                       (35,800)        0.69            (28,000)        0.79
                                                ------------------------------  ------------------------------
        Outstanding end of year                       735,400     $   2.48            731,200     $   3.24
                                                ==============================  ==============================

                                                ------------------------------  ------------------------------
        Exercisable as of November 30                 353,347     $   3.75            271,000     $   5.53
                                                ==============================  ==============================

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


        The weighted average exercise price of the options granted during fiscal years ended 2003 and 2002 is $0.21 and $0.45, respectively. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table.

                            Options and Warrants Outstanding                           Exercisable
        --------------------------------------------------------------------  -----------------------------
            Range of                        Weighted Avg.      Weighted Avg.                 Weighted Avg.
             Prices           Number        Remaining Life   Exercise Price     Number      Exercise Price
        -----------------  -------------  -----------------  ---------------  -----------  ----------------
        $   0.01 - 1.00         513,400        7.70 yrs.      $        0.46      155,347    $         0.47
            1.01 - 5.00          50,000        2.42 yrs.               4.12       50,000              4.12
            5.01 - 6.00           4,000        0.42 yrs.               5.45        4,000              5.45
            6.01 - 7.00         120,000        0.17 yrs.               6.10      120,000              6.10
            7.01 - 9.00           8,000        1.42 yrs.               8.75        8,000              8.75
          13.01 - 14.00          40,000        1.17 yrs.              13.90       16,000             13.90
                           -------------  -----------------  ---------------  -----------  ----------------

          $ 0.01 - 14.00        735,400        5.65 yrs.      $        2.48      353,347    $         3.75
                           =============  =================  ===============  ===========  ================

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

        The federal net operating loss carryforward for tax purposes is approximately $31,442,000 at November 30, 2003. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2023.

        The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                                    2003            2002
                                                              --------------------------------
            Benefit using statutory rate                       $     753,000    $   1,743,000
            Change in valuation allowance                           (753,000)      (1,743,000)
            Reduction in Federal deferred tax liability              487,000                -
                                                              --------------------------------
                                                               $     487,000    $           -
                                                              ================================

        Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2003 are as follows:


            Net operating losses                            $    12,825,000
            Asset impairment charges                                321,000
            Capital loss carryforwards                           11,807,000
            Investment impairment charges                           263,000
            Unamortized start up costs                              904,000
            Bad debt and other allowances                             8,000
            Other                                                    62,000
                                                           -----------------
                Deferred tax assets                              26,190,000
            Less: Valuation allowances                          (26,190,000)
                                                           -----------------
            Net deferred taxes                              $             -
                                                           =================

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


        Operating results, by segment, for the years ended November 30, 2003 and 2002 are as follows (in thousands):

                                                                Fiscal year ended November 30, 2003
                                             ----------------------------------------------------------------------
                                                 eCalton         P-ONE
                                                Internet      Credit Card
                                               Development      Loyalty      Homebuilding                  Total
                                              and Staffing      Business     & Consulting    Corporate    Company
                                             ----------------------------------------------------------------------
                                               AS RESTATED
        Segment revenues                      $        939    $        14    $      2,180    $       -   $   3,133
        Cost of revenues                               572              4           1,796            -       2,372
        Depreciation and amortization                    -              -               -           43          43
        Interest income                                  -              -               -           21          21
        Profit/(loss) from operations                 (165)          (489)            185       (1,196)     (1,665)
        Net loss                                      (165)          (489)            185       (1,196)     (1,665)
        Total assets                          $        136    $         3    $      5,309    $   1,189   $   6,637


                                                         Fiscal year ended November 30, 2002 - Reclassified
                                             ----------------------------------------------------------------------
                                                 eCalton         P-ONE
                                                Internet      Credit Card
                                               Development      Loyalty      Homebuilding                  Total
                                              and Staffing      Business     & Consulting    Corporate    Company
                                             ----------------------------------------------------------------------
        Segment revenues                      $      1,812    $        34    $        108    $       -   $   1,954
        Cost of revenues                             1,238             12               -            -       1,250
        Depreciation and amortization                   86              -               -           53         139
        Interest income                                  -              -               -          124         124
        Loss from operations                          (881)        (1,346)              -       (1,196)     (3,423)
        Net loss                                      (881)        (1,346)         (1,561)      (1,196)     (4,984)

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


        Following is the Company's warranty reserve activity for the years ended November 30, 2003 and 2002:

                                                      2003             2002
                                                ---------------  ---------------

            Balance at beginning of period       $           -    $           -
            Reserves                                    11,000                -
            Payments                                         -                -
                                                ---------------  ---------------
            Balance at end of period             $      11,000    $           -
                                                ===============  ===============

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


11.     QUARTERLY FINANCIAL RESULTS (UNAUDITED)

        Quarterly financial results for the years ended November 30, 2003 and 2002 are as follows (amounts in thousands except per share items):

                                                              Feb. 28,         May 31,        Aug. 31,        Nov. 30,
                                                                2003            2003            2003            2003
                                                           --------------  --------------  --------------  --------------
                                                                                             AS RESTATED
        Revenue                                             $        373    $        253    $        188    $      2,319
                                                           ==============  ==============  ==============  ==============
        Gross profit                                        $        126    $         90    $         84    $        461
                                                           ==============  ==============  ==============  ==============
        Income/(loss) from continuing operations            $       (646)   $       (437)   $     (1,167)   $        585
                                                           ==============  ==============  ==============  ==============
        Net income/(loss)                                   $       (646)   $       (437)   $     (1,167)   $        585
                                                           ==============  ==============  ==============  ==============

        Basic and diluted income/(loss) per share:
           Income/(loss) from continuing operations         $      (0.14)   $      (0.09)   $      (0.24)   $       0.06
           Net income/(loss)                                $      (0.14)   $      (0.09)   $      (0.24)   $       0.06

                                                                                    Three Months Ended
                                                           -------------------------------------------------------------
                                                              Feb. 28,         May 31,        Aug. 31,        Nov. 30,
                                                                2002            2002            2002            2002
                                                           --------------  --------------  --------------  --------------

        Revenue                                             $        629    $        499    $        441    $        385
                                                           ==============  ==============  ==============  ==============
        Gross profit                                        $        217    $        159    $        159    $        169
                                                           ==============  ==============  ==============  ==============
        Loss from continuing operations                     $     (1,706)   $       (760)   $       (759)   $       (198)
                                                           ==============  ==============  ==============  ==============
        Net loss                                            $     (2,148)   $     (1,857)   $       (759)   $       (220)
                                                           ==============  ==============  ==============  ==============

        Basic and diluted loss per share:
           Loss from continuing operations                  $      (0.38)   $      (0.17)   $      (0.17)   $      (0.05)
           Net loss                                         $      (0.48)   $      (0.42)   $      (0.17)   $      (0.05)

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

3.2 By Laws of Registrant, incorporated by reference to Exhibit 3.2 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2002.

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

10.1 1996 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.(*)

10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995. (*)

10.4    Incentive Compensation Plan of Registrant, incorporated by reference to
        Exhibit 10.4 of Form 10-KSB of Registrant for the fiscal year ended November 30, 2002.(*)

10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to
        Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999 and Second Amendment to Executive Employment Agreement dated as of October 17, 2002, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 30, 2001, Third Amendment to Executive Employment Agreement dated as of October 30, 2002 incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 2002 and Fourth Amendment to Executive Employment Agreement dated as of November 10, 2003, incorporated by reference to
        Exhibit 10.7 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A.(**).

10.9    2000 Equity Incentive Plan, as amended, incorporated by reference to
        Exhibit 10.9 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A. (*)

10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

10.12 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.12 to Form 10-K of Registrant for the fiscal year ended November 30, 2000.

10.21 Profit Sharing Arrangement among the Registrant, John G. Yates and Tomas C Corley, incorporated by reference to Exhibit 10.21 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A. (**)

10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc., incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for fiscal year ended November 30, 2001.

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

10.28 Amendment to Stock Purchase Agreement dated as of June 26, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10.28 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A.

10.29 Registration Rights Agreement dated as of April 29, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10.1 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2003.

10.30 Commitment Letter dated as of August 13, 2003 and Promissory Notes dated as of August 27, 2003, between Harbor Federal Savings Bank and Homes by Calton, LLC, incorporated by reference to Exhibit 10.30 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A.

21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A.

23.     Consent of Aidman, Piser & Company, P.A.

24. Power of Attorney (located on signature page of Form 10-KSB of Registrant for fiscal year ended November 30, 2003 which is being amended by this Form 10-KSB/A).

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