Form 10KSB
period 2004-11-30
CALTON INC
filed 2005-02-28
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
           (Name of small business issuer as specified in its charter)

                NEW JERSEY                              22-2433361
       (State or other jurisdiction                  I.R.S. Employer
       of incorporation or organization)          (Identification Number)

              2050 40TH AVENUE - SUITE ONE
                   VERO BEACH, FLORIDA                                 32960
       (Addresses of principal executive offices)                    (Zip Code)

         Issuer's telephone number, including area code: (772) 794-1414

                           2013 Indian River Boulevard
                            Vero Beach, Florida 32960
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act:        None

Securities registered under Section 12 (g) of the Exchange Act:   Common Stock,
                                                                $0.05 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.        |X|

Revenues for the fiscal year ended November 30, 2004:   $12,202,000.

The aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the OTC Bulletin Board) of voting shares and non-voting equity held by non-affiliates of the registrant as of February 18, 2005 was $978,636.

As of February 18, 2005, 9,372,361 shares of Common Stock were outstanding.

Certain portions of the Company's Proxy Statement for the annual meeting of shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):  Yes  |_|  No |X|

-------------------------------------------------------------------------------
DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

All statements, other than statements of historical fact, included in this Form 10-KSB, including in Part II, Item 6: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties, include without limitation, the Company's ability to raise capital, matters related to national and local economic conditions, including conditions in the residential homebuilding industry, the effect of governmental regulation on the Company, commercial acceptance of the Company's co-branded customer loyalty credit card program, the competitive environment in which the Company operates, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    (A)   BUSINESS DEVELOPMENT

          Calton, Inc. (the "Company" or "Calton") was incorporated in 1981 and is a New Jersey corporation.

          The Company's primary business activities are (i) homebuilding, (ii) providing Internet business solutions, and (iii) developing a loyalty and co-branded credit card program.

          In August 2003, the Company decided to capitalize on existing management's experience in the residential homebuilding industry and acquired 35 residential lots in a 121-home residential community being developed in Vero Beach, Florida. The Company has expanded its homebuilding operations since such time and continues to pursue other homebuilding opportunities in Florida.

          From June 2000 until April 2002, the Company provided management and consulting services to entrepreneurial and development-stage companies through Innovation Growth Partners, LLC ("IGP"), a 51% owned subsidiary. The Company sold its interest in IGP in April 2002.

          From July 2000 to October 2003, the Company provided technical staffing services in the Houston, Texas area. The technical staffing business was wound down in the fourth quarter of fiscal 2003 as a result of a severe downturn in economic conditions in its regional market.

          Calton maintains its corporate offices at 2050 40th Avenue, Suite One, Vero Beach, Florida 32960 and its telephone number is (772) 794-1414.

(B)       BUSINESS OF ISSUER

          GENERAL
          The Company's business activities are primarily focused on (i) homebuilding through Homes by Calton, LLC ("Homes by Calton"), (ii) providing Internet business solutions through eCalton.com, Inc. ("eCalton"), and (iii) developing a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE").

          HOMES BY CALTON, LLC
          Homes by Calton was formed for the express purpose of capitalizing on existing management's experience in the residential homebuilding marketplace. The Company's focus is on homebuilding developments primarily located in Indian River County, Florida.

          Homes by Calton's initial homebuilding endeavor involved the August 29, 2003 acquisition of 35 residential lots in the Riverside at The Island Club, a 121-home residential community being developed in Vero Beach, Florida.

          During fiscal 2004, Homes by Calton expanded its homebuilding operations throughout the Indian River County market area. Currently, the Company is constructing homes in three different communities. In addition, management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and to create a more diversified product offering. However, there can be no assurances that transactions can be entered into on terms reasonably satisfactory to management.

          PRODUCT OFFERING
          Homes by Calton offers single-family detached homes at prices, including customized options and lot premiums, which have ranged from $475,000 up to $850,000 during the year ended November 30, 2004. Homes by Calton offers four different house floor plans in each of its communities, with the size of homes ranging from 2,700 to 3,600 square feet. A wide selection of options is available to purchasers for additional charges. Major options include built-in entertainment centers, bonus rooms and pools. On average, Homes by Calton's homebuyers added approximately 22% or $89,000 per home, in options and lot premiums to the base price of homes delivered in fiscal 2004. At November 30, 2004, seven homes were under contract, representing $3,800,000 of sales backlog.

          PRODUCT DEVELOPMENT
          The Company increased its land bank in fiscal 2004 by entering into two land purchase agreements covering an additional 49 developed lots in Vero Beach, Florida in two different subdivisions. Each, by virtue of the lot size and zoning requirements, required eight new model types to be developed and introduced into the marketplace in the spring of 2005. In addition, the Company plans to use the new and existing model types to refine its "On Your Lot" program.

          SALES AND MARKETING
          Homes by Calton markets its homes primarily to upper-income buyers, emphasizing high-quality construction and customer satisfaction. The Company maintains sales offices at its communities under development which are staffed by Homes by Calton sales personnel. Local realtors also introduce customers to Homes by Calton. Homes by Calton also advertises in newspapers and other local and regional publications and potential homebuyers can obtain detailed information regarding the communities where the Company builds by visiting Homes by Calton's website, www.homesbycalton.com. Homes by Calton's homes are sold under a limited warranty as to workmanship and materials.

          CONSTRUCTION
          Homes by Calton acts as the general contractor in the construction of homes that it builds. Homes by Calton employees provide purchasing and quality assurance for, and construction management of, the homes it builds, while the material and labor components of its homes are provided by subcontractors. Homes by Calton generally contracts for most of its materials and labor at fixed prices during the construction period of the home. This process allows Homes by Calton to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. Homes by Calton complies with local and state building codes, including Florida's stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home's design, Homes by Calton construction time generally ranges from about 120 to 150 calendar days.

          COMPETITION
          The homebuilding business is highly competitive and fragmented. Homes by Calton competes with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have greater sales and financial resources than Homes by Calton. Sales of existing homes are also a competitive factor. Homes by Calton competes primarily on the basis of price, location, design, quality and service.

          REGULATORY AND ENVIRONMENTAL MATTERS
          Homes by Calton's operations are subject to Federal, state and local laws and regulations. In particular, development of property in Florida is subject to comprehensive Federal and state environmental legislation. This regulatory framework, in general, encompasses areas like traffic considerations, availability of municipal services, use of natural resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain, and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on Homes by Calton's ability to further develop communities in Florida. Although the Company believes that Homes by Calton's operations are in full compliance in all material respects with applicable Federal, state and local requirements, Homes by Calton's growth and development opportunities in Florida may be limited and more costly as a result of legislative, regulatory or municipal requirements.

          Homes by Calton's operating costs may also be affected by the cost of complying with existing or future environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on, under or in the property.

          ECALTON.COM
          eCalton provides Internet business solutions that empower large and medium-sized businesses to rapidly create, deliver and manage e-commerce solutions and web initiatives. eCalton provides its clients with proven, cost-effective software solutions supported by consulting personnel to assist with implementation and ongoing project support. eCalton's service offerings include application development, commerce portals, eBusiness integration, wireless computing and outsourcing infrastructure. Through its specialized subdivision, the Internet Home Construction Group ("iHCG"), the Company has identified and focuses on one prime vertical market segment, the homebuilding industry. iHCG assists homebuilders in using the Internet to communicate effectively with customers, suppliers, trades and employees by developing and implementing cost-effective web-based solutions and strategies.

          SALES AND MARKETING
          eCalton markets its services through existing client referrals, its website, WWW.ECALTON.COM, and co-operative advertising. In addition, eCalton establishes strategic partnerships with complementary organizations such as advertising agencies and homebuilding technology suppliers to facilitate cooperative advertising and lead generation.

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

          PRIVILEGEONE NETWORKS, LLC
          PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty program. The patent pending program is designed to aggregate disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention through the issuance of co-branded credit card and membership cards. PrivilegeONE initially focused on the retail automobile industry. Under the terms of this program, customers of participating automobile dealers are offered the opportunity to apply for the PrivilegeONE VISA credit card. Through PrivilegeONE's unique credit card acquisition system technology, qualifying customers are granted instant credit approval. By using the PrivilegeONE card, customers earn rebate dollars, which can be redeemed when the customer purchases or leases a new or used vehicle. In addition, participating dealers provide up to a ten percent discount on parts and service when the PrivilegeONE card is used at the dealership. The Company believes that if the program is proven successful in the automotive industry, it will have applicability to many other industries that may be the focus of the next generation of products.

          AGREEMENT WITH FLEET
          In May 2001, the Company and PrivilegeONE entered into a credit card processing agreement with Fleet Credit Card Services, L.P. ("Fleet"), pursuant to which Fleet agreed to issue the PrivilegeONE credit cards. Under the agreement, Fleet was required to pay PrivilegeONE a fee for each account established through the PrivilegeONE program and a percentage of the revenue realized from finance charges. However, in March 2003 Fleet informed PrivilegeONE of its desire to exit the credit card program, but advised PrivilegeONE that it would assist it in finding a new issuer. PrivilegeONE is currently seeking a new issuer for the program. On May 15, 2004, the Fleet/PrivilegeONE agreement was formally terminated, although credit card customers will be allowed to redeem their earned rebate dollars through June 30, 2005. As a result, PrivilegeONE is currently seeking a new issuer for the program or a strategic alliance with an automotive manufacturer.

          AGREEMENT WITH LARGE THIRD PARTY DISTRIBUTOR
          In October 2002, PrivilegeONE, as part of its shift in strategy toward third party distribution channels, entered into its first agreement with a large third party distributor, which is an exclusive distributor of Toyota vehicles to 163 Toyota dealerships. Under the terms of the agreement with this third party, the distributor had agreed to market and promote the PrivilegeONE program at these 163 dealerships. For each credit card account established at one of these dealerships, PrivilegeONE would be required to pay the distributor a new account fee. The implementation of the PrivilegeONE program through this distribution channel has been delayed as a result of the termination of the Fleet agreement.

          INSTALLED DEALERSHIPS
          The PrivilegeONE co-branded loyalty and credit card program was initially launched at 29 retail automotive dealerships in New York, New Jersey and New Hampshire. Approximately 2,200 cards were initially issued. No cards have been issued since March 2003 when Fleet informed PrivilegeONE of its desire to exit the program; however, existing cardholders may redeem their rebate dollars with a participating dealership until June 2005.

          SALES AND MARKETING
          PrivilegeONE has shifted its strategy from an internal sales force to large third party distribution networks, such as the Toyota distributor arrangement described above. PrivilegeONE, through eCalton's technical and marketing development teams, has developed various Internet sites and support services which will enable PrivilegeONE to link certain large third party distributor consumer websites to PrivilegeONE's patent pending online credit card application system ("CCAS").

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

          SEGMENT DATA
          See Note 8 to the Company's Financial Statements for financial data about its segments.

          EMPLOYEES
          As of February 18, 2005, the Company and its wholly owned subsidiaries employed 20 full time personnel, and one part-time employee. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company currently leases: (a) approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,000 per month, for a renewable term of one year, (b) approximately 2,000 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $2,450 for a term of five years ending September 2009, and (c) approximately 1,400 square feet of office space in Melbourne, Florida at a monthly rate of approximately $1,500 on a month-to-month basis.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of fiscal 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          The Company's common stock is currently being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the AMEX, it intends to reapply for trading on the AMEX. The following chart reflects the high and low sales prices of the common stock during fiscal 2004 and 2003:

                     FISCAL 2004                 High              Low
                                             --------------   ---------------

                     1st Quarter                $0.81             $0.50
                     2nd Quarter                 1.09              0.35
                     3rd Quarter                 0.47              0.30
                     4th Quarter                 0.45              0.33


                     FISCAL 2003                 High              Low
                                             --------------   ---------------

                     1st Quarter                $0.17             $0.11
                     2nd Quarter                 0.24              0.09
                     3rd Quarter                 0.90              0.19
                     4th Quarter                 1.20              0.32

          At February 18, 2005, there were approximately 377 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sales price the Company's common stock as reported by the OTC Bulletin Board was $0.35.

          In fiscal 2004 and 2003, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of operations and for general corporate purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

          REVENUES: Consolidated revenues increased from $3,133,000 for 2003 to $12,202,000 for 2004. A substantial portion of this increase occurred in the homebuilding segment that began operations in the fourth quarter of 2003. This segment generated $2,180,000 in revenue for the three months ended November 30, 2003 and generated $11,587,000 in revenue for the year ended November 30, 2004. Revenues associated with the Company's homebuilding operations are anticipated to continue to outpace revenues from other business operations and are ultimately expected to constitute the most significant component of consolidated revenues.

          Revenues from the internet development division of eCalton increased from $499,000 in 2003 to $614,000 in 2004. The technical staffing division of eCalton generated $440,000 in revenue in 2003. The Company exited this line of business in fiscal 2003 and no further revenues from this operation are projected.

          Revenues from the Credit Card Loyalty segment decreased from $14,000 in 2003 to $1,000 in 2004. This segment has undergone a shift in strategy and is now exploring different opportunities for revenue generation including, but not limited to, licensing its patent-pending software and joint venture prospects.

          COST OF REVENUES: Cost of revenues consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the technical staffing services and internet development segment, and credit card loyalty program direct expenses. Homebuilding cost of goods sold were $1,796,000 for the quarter ended November 30, 2003, the first quarter of homebuilding operations, and $9,176,000 for the year ended November 30, 2004. Project personnel and expenses for eCalton decreased from $572,000 in 2003 to $289,000 in 2004. The decrease is predominantly a result of the Company's strategic decision to exit the technical staffing line of business. Gross profits on revenues for the homebuilding business increased to 21% in 2004 from 18% in 2003 due to higher sales prices of homes. Gross profits on revenues for the technical staffing/internet development segment increased from 39% in 2003 to 53% in 2004, principally as a result of the Company's continued cost containment efforts, the wind-down of the technical staffing division and the operation's focusing on more profitable contracts.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $3,155,000 in 2003 to $2,390,000 in 2004. The amount in 2003 includes certain non-cash stock-based compensation expense of $720,000 related to the sale of common stock to certain of the Company's officers; there was no similar charge during 2004. The reduction in expenses, other than as attributable to the stock-based compensation, is primarily attributable to the wind-down of the technical staffing division, reduced occupancy costs and the continued cost containment efforts focused on by management in all of the Company's business segments. In addition, the Internet development segment of eCalton continues to perform a significant amount of inter-company work for Homes by Calton and PrivilegeONE, thereby reducing consolidated selling, general and administrative expenses.

          INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income decreased from $21,000 during 2003 to $8,000 in 2004. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during 2005.

          INTEREST EXPENSE: Interest expense amounted to $29,000 for the year ended November 30, 2004 compared to $49,000 for the year ended November 30, 2003. Interest is incurred on the Company's demand revolving line of credit and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the years ended November 30, 2004 and 2003, the Company capitalized $84,000 and $45,000, respectively

          GAINS ON INVESTMENTS: During the year ended November 30, 2004, the Company realized a gain of $228,000 from the sale of 237,500 shares of CorVu Corporation's common stock. During the year ended November 30, 2003, the Company realized a gain of $190,000 from the sale of 182,550 shares of CorVu Corporation's common stock. As of November 30, 2004, the Company carried CorVu common stock with a fair value of $103,000.

          LITIGATION SETTLEMENTS: The Company paid $20,000 in litigation settlements and received $5,000 from certain matters in the year ended November 30, 2004. The amount paid by the Company in 2003 to settle the Calton Homes and Tetreault/Van Fechtmann matters was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes. As a result, the settlements did not have an adverse effect on the financial condition or operating results of the Company. See Note 9 - Commitments and Contingent Liabilities.

          INCOME TAXES:
          The Company recognized a deferred income tax benefit during the year ended November 30, 2003. The benefit arose from the release of certain reserves for income tax matters resolved during the period.

          SALES ACTIVITY AND BACKLOG

                                                   Contract         Number
                                                   Backlog         of Homes
                                                 ------------    ------------

     Backlog as of November 30, 2003             $  6,700,000              13

     Less: Homes delivered during the
           year ended November 30, 2004          ($11,600,000)            (23)

     Plus: New contracts signed during the
           year ended November 30, 2004          $  8,700,000              17

                                                 ------------    ------------
     Backlog as of November 30, 2004             $  3,800,000               7
                                                 ============    ============

          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL:

          In the third quarter of fiscal 2003, the Company underwent a shift in its operational strategy and returned to residential homebuilding in the state of Florida. In addition, the Company exited the technical staffing business in the fourth quarter of fiscal 2003 and streamlined its operations. The Company was profitable in fiscal 2004 as a result of these strategic decisions.

          Management believes that cash on hand as of November 30, 2004, plus amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations during fiscal 2005. Total working capital at November 30, 2004 was $3,042,000 compared to $3,281,000 at November 30, 2003.

          The Company increased its land bank in fiscal 2004 by entering into two land purchase agreements covering an additional 49 developed lots in Vero Beach, Florida. The majority of the lots are under a rolling option land purchase agreement. The lot purchases are financed through bank financing (Note 4) and working capital. The Company plans to complete the development of these lots, develop its "On Your Lot" program and pursue other opportunities in the homebuilding industry in Florida.

          Management has continued its cost containment efforts and as a result, administrative expenses have been reduced from $3,155,000 for the year ended November 30, 2003 to $2,390,000 for the year ended November 30, 2004. In addition, the Company made the strategic decision to curtail operations in the technical staffing business due to the division's diminished performance during the first nine months of fiscal 2003.

          CASH FLOWS FROM OPERATING ACTIVITIES:

          The Company generated $2,101,000 in cash through its operating activities in the year ending November 30, 2004 compared to using $2,045,000 in cash in its operating activities in the year ending November 30, 2003. The primary generator of cash in 2004 was the sale of 23 single-family homes.

          CASH FLOWS FROM INVESTING ACTIVITIES:

          The Company generated cash of $250,000 from investing activities during the year ended November 30, 2004. This represented cash received from the sale of available-for-sale equity securities and the net of purchases and disposals of property and equipment.

          CASH FLOWS FROM FINANCING ACTIVITIES:

          The Company used $1,544,000 in cash from financing activities for the year ended November 30, 2004. This represented payments on the Company's construction line of credit.

          As a result of the above cash flow activities, cash increased from $1,821,000 at November 30, 2003 to $2,628,000 at November 30, 2004.
          Total working capital decreased from $3,281,000 at November 30, 2003 to $3,042,000 at November 30, 2004.

          COMMITMENTS, GUARANTEES AND CONTINGENCIES

          LAND PURCHASE AGREEMENTS:

          In April 2004, the Company entered in to a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The total deposit of $300,000 had been made and two lots have been purchased under this agreement as of November 30, 2004.

          In December 2003, the Company entered in to a contract to purchase eight (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The net deposit remaining is $12,000 as of November 30, 2004. Four lots have been purchased under this agreement as of November 30, 2004.

          The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $4.4 million.

          PROFIT SHARING ARRANGEMENT:

          The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

          LOAN AGREEMENT

          The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million revolving line of credit that is due on demand. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

          The Company has paid in full the $1.2 million acquisition and construction financing loan. In June 2004, Harbor Federal Savings Bank increased the Company's demand revolving line of credit to $6.5 million. As of November 30, 2004, $1,397,000 of advances under the line of credit were outstanding.

          OPERATING LEASE COMMITMENTS:

          The Company and its consolidated subsidiaries lease their facilities with various expiration dates through 2009. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                     2005             $ 48,000
                     2006               31,000
                     2007               31,000
                     2008               31,000
                     2009               31,000
                                      --------
                    Total             $173,000
                                      ========

          GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS:

          The Company has no guarantees outside of the consolidated organization and no off balance sheet arrangements of any nature.

          PARTICULARLY SENSITIVE ACCOUNTING ESTIMATES

          RESERVE FOR BAD DEBTS: The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. The Company continues to perform formal reviews on all open accounts receivable, write off balances known to be uncollectible against existing reserves, and estimate the appropriate levels of reserves on existing balances. As a result of this on-going process, reserves were increased slightly from $22,000 as of November 30, 2003 to $23,000 as of November 30, 2004.

          RESERVE FOR WARRANTY: The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized.

          Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated costs are 0.5% of the total sales price of the home. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary. The Company's warranty liability is included in accrued expenses on its balance sheet.

          OTHER RESERVES: The Company resolved the litigation matters in the year ended November 30, 2003 for which it had previously reserved $710,000 as of November 30, 2002. The accrual required significant subjective estimates about then existing and potential future claims. Management made its estimates based upon the best available evidence, which included historical experience in the homebuilding industry and the counsel of outside lawyers engaged in litigating certain other matters. Management applied the provisions of SFAS 5 "Accounting for Contingencies" in making its estimates, which provides that amounts that are probable and estimable are recorded. As a result of the Company's estimation process, reserves for the various litigation claims of $710,000 were established as of November 30, 2002. The aggregate $650,000 paid by the Company to settle the litigation matters in the year ended November 30, 2003 was approximately $60,000 less than the amounts previously reserved for these matters for financial statement purposes.

          RECENT ACCOUNTING PRINCIPLES

          FASB STATEMENT NO. 153, EXCHANGES OF NONMONETARY ASSETS (STATEMENT
          153) On December 16, 2004 the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets." Statement 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and the provisions of this Statement shall be applied prospectively. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

          FASB STATEMENT NO. 123 (REVISED 2004) (STATEMENT 123(R))
          On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), "Share-Based Payments." Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement
          123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

          FASB STATEMENT NO. 152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS" (STATEMENT 152)
          On December 16, 2004 the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions." This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

          FASB STATEMENT NO. 151, INVENTORY COSTS (STATEMENT 151)
          On November 24, 2004 the FASB issued Statement No. 151, "Inventory Costs." Statement 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

ITEM 7.   FINANCIAL STATEMENTS

          The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          EXECUTIVE OFFICERS
          The executive officers of the Company, as of February 24, 2005, are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

NAME                          AGE      POSITION
----                          ---      --------
Anthony J. Caldarone          67       Chairman, President and Chief Executive Officer
                                       Chairman and Chief Executive Officer - Homes by Calton, LLC
                                       President - eCalton.com, Inc.
Maria F. Caldarone            41       Executive Vice President of Corporate Development and Asst. Secretary
                                       President - Homes by Calton, LLC
                                       Executive Vice President of Operations - PrivilegeONE
Laura A. Camisa               42       Senior Vice President, Chief Financial Officer and Treasurer
                                       Senior Vice President - Homes by Calton, LLC
                                       Executive Vice President and Secretary - eCalton.com, Inc.
                                       Senior Vice President of Strategic Planning - PrivilegeONE

          Mr. Caldarone has served as Chairman, President and Chief Executive Officer of the Company since January 27, 2005 and served in the same capacity from the inception of the Company in 1981 through June 1993 and from November 1995 through September 2002. From September 2002 until January 2005, he served as Chairman and Chief Executive Officer of the Company. He served as director of the Company from June 1993 through October 1995.

          Ms. Caldarone has served as Executive Vice President of the Company since September 2002, President of Homes by Calton since January 2004 and Executive Vice President of PrivilegeONE since May 2001. She served as Vice President of the Company from February 2000 until September 2002. From 1995 through January 1999, Ms. Caldarone was a non-practicing attorney. Prior to 1995, Ms. Caldarone was employed by Trafalgar Homes from December 1993 to November 1994, where she served as Director of Land Acquisition. Ms. Caldarone is a licensed attorney in the state of Florida. Ms. Caldarone is the daughter of Mr. Caldarone.

          Ms. Camisa has served as Chief Financial Officer and Treasurer of the Company since April 2004 and Senior Vice President of the Company since September 2002. From April 2000 until her appointment as Senior Vice President, she served as the Company's Vice President of Strategic Planning, having been hired in February 2000 as a Financial Analyst. Ms. Camisa was appointed Senior Vice President of Homes by Calton in January 2004 and Executive Vice President of eCalton in June 2001. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing as well as successfully completing the company's Investment Banking Analyst Training Program.

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

                                        CALTON, INC.
                                        ----------------------------
                                        (Registrant)

Dated:  February 24, 2005          By:   /s/ Laura A. Camisa
                                         --------------------------------------
                                         Laura A. Camisa, Senior Vice President,
                                         Chief Financial Officer and Treasurer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Anthony J. Caldarone and Laura A. Camisa and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

             Signature                                         Title                                            Date
             ---------                                         -----                                            ----

/s/ Anthony J. Caldarone                     Chairman, President, Chief Executive                           February 24, 2005
---------------------------------
Anthony J. Caldarone                         Officer & Director (Principal Executive
                                             Officer)

/s/ Laura A. Camisa                          Senior Vice President, Chief Financial                         February 24, 2005
---------------------------------
Laura A. Camisa                              Officer & Treasurer (Principal Financial
                                             & Accounting Officer)

/s/ J. Ernest Brophy                         Director                                                       February 24, 2005
---------------------------------
J. Ernest Brophy

/s/ Mark N. Fessel                           Director                                                       February 24, 2005
---------------------------------
Mark N. Fessel

/s/ Kenneth D. Hill                          Director                                                       February 24, 2005
---------------------------------
Kenneth D. Hill

/s/ Frank Cavell Smith, Jr.                  Director                                                       February 24, 2005
---------------------------------
Frank Cavell Smith, Jr.

/s/ John G. Yates                            Director                                                       February 24, 2005
---------------------------------
John G. Yates

                                       CALTON, INC. AND SUBSIDIARIES

                                       INDEX OF FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
     Report of Independent Registered Public Accounting Firm                                          F-2

     Consolidated Balance Sheet as of November 30, 2004                                               F-3

     Consolidated Statements of Operations for the Years Ended November 30, 2004 and 2003             F-4

     Consolidated Statements of Cash Flows for the Years Ended November 30, 2004 and 2003             F-5

     Consolidated Statements of Shareholders' Equity for the Years Ended November 30, 2004 and 2003   F-6

     Notes to Consolidated Financial Statements                                                       F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Board of Directors and Shareholders
Calton, Inc.

We have audited the accompanying consolidated balance sheet of Calton, Inc. and Subsidiaries ("Calton") as of November 30, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of Calton's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries at November 30, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                      /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
February 4, 2005

CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2004


                                                                                        November 30,
                                                                                            2004
                                                                                        ------------
     ASSETS
           Current Assets
               Cash and cash equivalents                                                $  2,628,000
               Accounts receivable, net of allowance for doubtful accounts of $23,000        119,000
               Inventory                                                                   2,501,000
               Deposits on land                                                              312,000
               Prepaid expenses and other current assets                                     270,000
                                                                                        ------------
                   Total current assets                                                    5,830,000
                                                                                        ------------

               Deferred charges                                                               97,000
               Property and equipment, net                                                    48,000
                                                                                        ------------
                   Total assets                                                         $  5,975,000
                                                                                        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities
               Accounts payable, accrued expenses and other liabilities                 $  1,391,000
               Notes payable                                                               1,397,000
                                                                                        ------------
                   Total current liabilities                                               2,788,000
                                                                                        ------------

           Commitments and contingent liabilities (Note 9)                                      --
           Shareholders' Equity
               Common stock, $.05 par value, 25,000,000 shares authorized;
                   9,372,000 shares outstanding                                              469,000
               Additional paid-in capital                                                 12,033,000
               Retained earnings (deficit)                                                (2,072,000)
               Less cost of shares held in treasury 1,325,000 shares                      (7,346,000)
               Accumulated other comprehensive income                                        103,000
                                                                                        ------------
                   Total shareholders' equity                                              3,187,000
                                                                                        ------------
                   Total liabilities and shareholders' equity                           $  5,975,000
                                                                                        ============


                See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2004 AND 2003


                                                                    2004             2003
                                                                ------------    ------------
     REVENUE
         Homebuilding and consulting                            $ 11,587,000    $  2,180,000
         Technical staffing services                                    --           440,000
         Internet development                                        614,000         499,000
         Credit card loyalty program                                   1,000          14,000
                                                                ------------    ------------
                                                                  12,202,000       3,133,000
                                                                ------------    ------------
     COSTS AND EXPENSES
         Cost of sales
            Homebuilding                                           9,176,000       1,796,000
            Internet development/technical staffing                  289,000         572,000
            Credit card loyalty program                                1,000           4,000
         Selling, general and administrative                       2,390,000       3,155,000
                                                                ------------    ------------
                                                                  11,856,000       5,527,000
                                                                ------------    ------------
            Income/(loss) from operations                            346,000      (2,394,000)

     OTHER (EXPENSE) INCOME
         Interest income                                               8,000          21,000
         Interest expense                                            (29,000)        (49,000)
         Realized gain on sale of marketable securities              228,000         190,000
         Litigation settlements                                      (15,000)         23,000
         Other income                                                 19,000          57,000
                                                                ------------    ------------
            Income/(loss) from operations before income taxes        557,000      (2,152,000)

     INCOME TAX BENEFIT                                                4,000         487,000
                                                                ------------    ------------

     NET INCOME/(LOSS)                                          $    561,000    $ (1,665,000)
                                                                ============    ============

     INCOME/(LOSS) PER SHARE:
         Basic and Diluted:                                     $       0.06    $      (0.29)
                                                                ============    ============

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
            Basic                                                  9,285,000       5,840,000
                                                                ============    ============
            Diluted                                                9,414,000       5,840,000
                                                                ============    ============

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                                  2004             2003
                                                                               -----------    -----------
     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income/(loss)                                                         $   561,000    $(1,665,000)
           Adjustments to reconcile net income/(loss) to net cash
               used in operating activities:
           Deferred income taxes                                                      --         (487,000)
           Realized gain on sale of marketable securities                         (228,000)          --
           (Gain)/loss on disposal of long lived assets                            (49,000)        13,000
           Depreciation and amortization                                            32,000         43,000
           Amortization of deferred charges                                        136,000           --
           Stock-based compensation for directors                                   54,000         33,000
           Stock-based compensation for officers                                      --          720,000
           Changes in operating assets and liabilities:
               Accounts receivable                                                 (18,000)       180,000
               Inventory                                                         1,834,000       (806,000)
               Deposits on land                                                   (312,000)          --
               Prepaid expenses and other assets                                   (72,000)      (185,000)
               Accounts payable, accrued expenses and other liabilities            163,000        109,000
                                                                               -----------    -----------
     Net cash flows from operating activities                                    2,101,000     (2,045,000)
                                                                               -----------    -----------

     CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from the sale of securities held as available for sale         228,000           --
           Purchases of property and equipment                                     (45,000)          --
           Proceeds from disposal of property and equipment                         67,000           --
           Receipts from holdback escrow account                                      --           88,000
                                                                               -----------    -----------
     Net cash flows from investing activities                                      250,000         88,000
                                                                               -----------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
           Payments on notes payable                                            (1,544,000)      (588,000)
           Proceeds from sale of common stock and treasury stock to officers          --        1,080,000
                                                                               -----------    -----------
     Net cash flows from financing activities                                   (1,544,000)       492,000
                                                                               -----------    -----------

     Net increase/(decrease)  in cash and cash equivalents                         807,000     (1,465,000)
     Cash and cash equivalents at beginning of period                            1,821,000      3,286,000
                                                                               -----------    -----------
     Cash and cash equivalents at end of period                                $ 2,628,000    $ 1,821,000
                                                                               ===========    ===========

     SUPPLEMENTAL CASH FLOW INFORMATION
           Non-cash investing and financing activities
               Acquisition of inventory assets through financing                      --        3,529,000


                   See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2004 AND 2003
(AMOUNTS IN THOUSANDS)



                                                     Common Stock      Additional   Retained                 Assum.      Total
                                                  ------------------    Paid In     Earnings   Treasury      Other    Shareholders'
                                                  Shares     Amount     Capital    (Deficit)    Stock      Comp. Inc.    Equity
                                                 --------   --------   --------    --------    --------    --------   --------
     Balances November 30, 2002                     4,644   $    232   $ 12,138    $   (968)   $ (9,102)   $   --     $  2,300

        Net Loss                                     --         --         --        (1,665)       --          --       (1,665)
        Stock issued to Directors                      96          5         28        --          --          --           33
        Common stock and treasury
            stock sold to officers                  4,500        225        739        --           836        --        1,800
                                                 --------   --------   --------    --------    --------    --------   --------
     Balances November 30, 2003                     9,240   $    462   $ 12,905    $ (2,633)   $ (8,266)   $   --     $  2,468
                                                 --------   --------   --------    --------    --------    --------   --------

        Net Income                                   --         --         --           561        --          --          561
        Stock issued to Directors                     132          7       (872)       --           920        --           55
        Accum Other Comp. Income                     --         --         --          --          --           103        103
                                                 --------   --------   --------    --------    --------    --------   --------
     Balances November 30, 2004                     9,372   $    469   $ 12,033    $ (2,072)   $ (7,346)   $    103   $  3,187
                                                 ========   ========   ========    ========    ========    ========   ========



           See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESSES

        Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in (i) constructing single family homes through Homes by Calton, LLC ("Homes by Calton"), (ii) providing Internet business solutions and consulting services through eCalton.com, Inc. ("eCalton") and (iii) developing a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE").

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

        REVENUE RECOGNITION

        Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

        o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, the customer performs walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company attempts to remedy any issues with its customers prior to closing.

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

        Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of November 30, 2004.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



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

        INVESTMENTS

        The Company holds certain equity securities which are classified as available-for-sale as defined in SFAS No. 115. As a result, at November 30, 2004 the securities are valued at fair market value of $103,000 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The corresponding unrealized gain on securities held as available-for-sale is recorded as a component of other comprehensive income.

        During the year ended November 30, 2004, the Company sold certain of these securities and recorded a $228,000 gain.

        INVENTORY

        Homebuilding work in process, speculative and model homes and developed land are stated at the lower of cost (including direct construction costs, capitalized interest, and real estate taxes) or net realizable value. The capitalized costs are included in cost of homebuilding revenues as homes are sold and customers take title to the home and real estate.

        In accordance with SFAS 34, CAPITALIZATION OF INTEREST COSTS, the Company capitalizes interest incurred on lots under development and homes under construction. During the year ended November 30, 2004, approximately $84,000 of interest was capitalized. Capitalization begins when the construction of a home commences, whether it is under contract or being built on a speculative basis. Capitalized interest costs are charged to cost of sales in the period when the revenues from home closings are recognized. Interest costs are expensed on developed, vacant lots and completed speculative homes.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003


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

        DEFERRED FINANCE CHARGES

        Deferred finance charges included in other current assets are associated with the Company's current revolving credit agreement (Note 4). Deferred finance charges are amortized over the term of the line of credit. Amortization is reflected as a component of depreciation and amortization.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and other liabilities and notes payable. At November 30, 2004, the fair value of these instruments approximated their carrying value.

        ADVERTISING EXPENSE

        The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $100,000 and $54,000 for the years ended November 30, 2004 and 2003, respectively.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003


                                                                 2004            2003
                                                              -----------    -----------

     Net income/(loss) - [numerator]                          $   561,000    $(1,665,000)
                                                              ===========    ===========

     Basic:

          Weighted average shares outstanding [denominator]     9,285,000      5,840,000
                                                              ===========    ===========
          Net income/(loss) per common share                  $      0.06    $     (0.29)
                                                              ===========    ===========
     Diluted:

          Weighted average shares outstanding                   9,285,000      5,840,000
          Effect of dilutive securities                           129,000           --
          Adjusted weighted average shares - [denominator]      9,414,000      5,840,000
                                                              ===========    ===========

     Net income/(loss) per common share - diluted             $      0.06    $     (0.29)
                                                              ===========    ===========


        The effect of 705,400 and 735,400 stock options outstanding at November 30, 2004 and 2003, respectively, were not included in the calculation of diluted income/(loss) per share for each of those years, as they were anti-dilutive pursuant to the treasury stock method.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148:

                                                                       2004         2003
                                                                    ---------   -----------
     Year ended November 30:

     Net income/(loss), as reported                                 $ 561,000   $(1,665,000)
                                                                    =========   ===========
     Income/(loss) per share, as reported                           $    0.06   $     (0.29)
                                                                    =========   ===========

     Stock-based employee compensation costs used in the
     determination of net income/(loss), as reported                $    --     $  (720,000)
                                                                    =========   ===========

     Stock-based employee compensation costs that would
     have been included in the determination of net income/(loss)
     if the fair value method (Statement 123) had been
     applied to all awards                                          $ (50,000)  $  (727,200)
                                                                    =========   ===========

     Unaudited pro forma net income/(loss), as if the
     fair value method had been applied to all awards               $ 511,000   $(1,672,200)
                                                                    =========   ===========

     Unaudited pro forma income/(loss) per share, as if the
     fair value method had been applied to all awards               $    0.06   $     (0.29)
                                                                    =========   ===========


        Stock based compensation costs that would have been included in the determination of net income/(loss) if the fair value method had been applied is calculated using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of 196%, risk-free interest rate of 4.36% in 2004 and 4.34% in 2003, assumed forfeiture rate as they occur, and an expected life of 4.3 and 4.5 years at November 30, 2004 and 2003, respectively.

        RECENT ACCOUNTING PRONOUNCEMENTS

        FASB STATEMENT NO. 153, EXCHANGES OF NONMONETARY ASSETS (STATEMENT 153) On December 16, 2004 the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets." Statement 153 amends the guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and the provisions of this Statement shall be applied prospectively. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        FASB STATEMENT NO. 123 (REVISED 2004) (STATEMENT 123(R))
        On December 16, 2004 the FASB issued Statement No. 123 (revised 2004), "Share-Based Payments." Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

        FASB STATEMENT NO. 152, "ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS" (STATEMENT 152)
        On December 16, 2004 the FASB issued Statement No. 152, "Accounting for Real Estate Time-Sharing Transactions." This Statement amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and
        (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

        FASB STATEMENT NO. 151, INVENTORY COSTS (STATEMENT 151)
        On November 24, 2004 the FASB issued Statement No. 151, "Inventory Costs." Statement 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has not assessed the impact of this statement on its consolidated financial position, results of operations or cash flows.

2.      INVENTORY

        Inventory consists of the following as of November 30, 2004:

          Developed land                $  351,000
          Work in process                1,792,000
          Speculative and model homes      358,000
                                        ----------
                                        $2,501,000
                                        ==========


        The Company capitalizes interest on loans directly associated with the real estate development projects. During the year ended November 30, 2004, the Company capitalized $84,000.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of November 30, 2004:

                                                  November 30,
                                                      2004
                                                  -------------

          Computer equipment and furniture         $ 129,000
          Leasehold improvements                       4,000
          Other                                        5,000
                                                   ---------
                                                     138,000

                  Less: Accumulated Depreciation     (90,000)
                                                   ---------
                                                   $  48,000
                                                   =========

        As a result of the destruction caused by hurricanes Jeanne and Frances, the Company disposed of long-lived assets with a net carrying value of $18,000. The Company received insurance proceeds in the amount of $67,000 to which it recorded a gain of $49,000 for the fiscal year ended November 30, 2004.

4.      NOTES PAYABLE

        Notes payable consists of borrowings under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets and expires in June 2005. The annual interest rate is the bank's prime rate plus 1% (5.75% at November 30, 2004).

5.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2004:

                                    November 30,
                                        2004
                                    ----------
          Accounts payable, trade   $  264,000
          Accrued expenses             303,000
          Customer deposits            798,000
          Deferred revenue              26,000
                                    ----------
                                    $1,391,000
                                    ==========

6.      SHAREHOLDERS' EQUITY ACTIVITY

        The Company's Certificate of Incorporation, as amended, provides for 25,000,000 authorized shares of Common Stock (par value $.05 per share), 520,000 shares of Redeemable Convertible Preferred Stock (par value $.10 per share) and 2,000,000 shares of Class A Preferred Stock (par value $.10 per share), 1,000,000 shares of which have been designated as Class A Series One Preferred Stock. None of the Preferred Stock is issued or outstanding.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        PRIVATE PLACEMENT

        On August 29, 2003, the Company sold 4,500,000 shares of its common stock to four of its officers for an aggregate purchase price of $1,080,000, or $0.24 per share, which exceeded both the book value and the closing price of the Common Stock on the date that the agreement to sell the shares was reached. A portion of the stock issued to the officers was issued out of Treasury shares. The 150,000 shares issued from Treasury were recorded using the first-in first-out method of accounting with the difference being recorded in paid-in-capital. While the sale of the shares was intended to serve as a financing activity, necessary to engage in the homebuilding operations, the measurement date for compensation purposes occurred at a date subsequent to execution of the agreement, at a time when the stock price was higher than the sale price. As a result, the Company recorded compensation expense of $720,000 during the year ended November 30, 2003 related to this placement of securities.

        STOCK REPURCHASE PROGRAM

        During 1998, the Company commenced a stock repurchase program covering up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. Treasury stock is recorded at cost as a reduction of shareholders' equity. During the fiscal years ended November 30, 2004 and 2003, there were no treasury stock purchases.

        STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

        As of November 30, 2004 there were 392,696 options exercisable under all plans in the aggregate with a weighted average exercise price of $2.15. Stock option activity is summarized as follows:


                                             2004                       2003
                                     ---------------------     ---------------------
                                                  Weighted                   Weighted
                                                   Average                   Average
                                                  Exercise                  Exercise
                                       Options      Price       Options       Price
                                     ---------------------     ----------------------
     Outstanding
            Beginning of year          735,400    $   2.48      731,200    $   3.24
            Granted at market price     94,000        0.56       40,000        0.21
            Exercised                     --           --          --          --
            Expired or cancelled      (124,000)       6.08      (35,800)       0.69
                                       -------    --------      -------    --------
     Outstanding end of year           705,400    $   1.58      735,400    $   2.48
                                       =======    ========      =======    ========

     Exercisable as of November 30     392,696    $   2.15      353,347    $   3.75
                                       =======    ========      =======    ========

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003


        The weighted average exercise price of the options granted during fiscal years ended 2004 and 2003 is $0.56 and $0.21, respectively. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table.


         Options Outstanding                                                                    Exercisable
----------------------------------------------------------------------------------   -----------------------------------
     Range of                                Weighted Avg.         Weighted Avg.                       Weighted Avg.
      Prices               Number           Remaining Life        Exercise Price         Number        Exercise Price
--------------------------------------   -------------------   -------------------   -------------  --------------------
$    0.01 - 1.00           607,400             6.33 yrs.          $        0.47         302,696        $        0.41
     1.01 - 7.00            50,000             1.42 yrs.                   4.12          50,000                 4.12
     7.01 - 9.00             8,000             0.42 yrs.                   8.75           8,000                 8.75
    9.01 - 14.00            40,000             0.17 yrs.                  13.90          32,000                13.90
                       ---------------   -------------------   -------------------   -------------  --------------------

    $ 0.01 - 14.00         705,400             5.57 yrs.         $         1.58         392,696        $         2.15
                       ===============   ===================   ===================   =============  ====================

        During 2004, 132,000 shares of treasury stock were issued to directors of the Company in lieu of receiving cash fees. The Company records stock-based compensation associated with the issuance of common stock to directors based upon the fair market value of the shares on the date issued. Compensation expense for the year ended November 30, 2004 amounted to $55,000 under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction of paid-in capital.

        As of November 30, 2004, there were 426,228 shares of Common Stock reserved for possible future issuances under the Company's stock option plans.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003


        OTHER COMPREHENSIVE INCOME:

        Under Statements of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the year ended November 30, 2004 represents the changes in unrealized gains and losses on available-for-sale equity securities and is recorded net of taxes of $0. The following table reflects comprehensive income for the year ended November 30, 2004:

          Net income                  $561,000
          Other comprehensive items    103,000
                                      --------
          Comprehensive income        $664,000
                                      ========

7.      INCOME TAXES

        The income tax benefit for the year ended November 30, 2003 arose from the release of certain reserves for income tax matters resolved during the period.

        The federal net operating loss carryforward for tax purposes is approximately $31,442,000 at November 30, 2003 and $31,968,000 at
        November 30, 2004. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2024.

        The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                            2004       2003
                                                        ----------   ---------

          Benefit using statutory rate                  $(195,000)   $ 753,000
          Change in valuation allowance                   195,000     (753,000)
          Reduction in Federal deferred tax liability        --        487,000
                                                        ----------   ---------
                                                        $    --      $ 487,000
                                                        ==========   =========

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2004 are as follows:

          Net operating losses            $ 12,983,000
          Asset impairment charges             321,000
          Capital loss carryforwards           403,000
          Investment impairment charges        263,000
          Unamortized start up costs           603,000
          Bad debt and other allowances          8,000
          Other                                 58,000
                                          ------------
              Deferred tax assets           14,639,000
          Less: Valuation allowances       (14,639,000)
                                          ------------
          Net deferred taxes              $       --
                                          ============

8.      INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

        The Company accounts for reportable segments using the "management approach." The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in four business segments, as follows:

        HOMEBUILDING AND CONSTRUCTION SERVICES

        Homes by Calton constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

        o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, the customer performs walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company attempts to remedy any issues with its customers prior to closing.

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

        INTERNET DEVELOPMENT

        The Internet development division of eCalton.com, Inc. provides Internet consulting services and develops comprehensive Internet-based solutions for its clients. Its mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. This division of eCalton provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry. Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed-price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



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

        CREDIT CARD LOYALTY BUSINESS

        PrivilegeONE Networks, LLC was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending program was developed to aggregate disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards and membership cards. To introduce the program, PrivilegeONE elected the initial target customer base of automobile dealers throughout the United States. This segment recognizes revenue upon receipt of its proportionate share of finance charges incurred on existing PrivilegeONE credit card accounts and upon receipt of fees associated with new card issuances.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        Operating results, by segment, for the years ended November 30, 2004 and 2003 are as follows (in thousands):

                                                              Fiscal year ended November 30, 2004
                                    --------------------------------------------------------------------------------------------
                                      eCalton             P-ONE
                                      Internet         Credit Card
                                    Development          Loyalty         Homebuilding                               Total
                                    and Staffing        Business         & Consulting         Corporate            Company
                                    --------------------------------------------------------------------------------------------
   Segment revenues                $   614             $     1              $11,587             $  --              $12,202
   Cost of revenues                    289                   1                9,176                --                9,466
   Depreciation and amortization         5                  --                  138                  25                168
   Interest income                      --                  --                   --                   8                  8
   Profit/(loss) from operations        38                  (5)               1,481                (957)               557
   Net profit/(loss)                    38                  (5)               1,481                (953)               561
   Total assets                    $   192             $   -                $ 5,269             $   514            $ 5,975

                                                              Fiscal year ended November 30, 2003
                                    --------------------------------------------------------------------------------------------
                                      eCalton             P-ONE
                                      Internet         Credit Card
                                    Development          Loyalty         Homebuilding                               Total
                                    and Staffing        Business         & Consulting         Corporate            Company
                                    --------------------------------------------------------------------------------------------
   Segment revenues                $   939              $    14              $ 2,180             $  --             $ 3,133
   Cost of revenues                    572                    4                1,796                --               2,372
   Depreciation and amortization      --                     --                   --                 43                 43
   Interest income                    --                     --                   --                 21                 21
   Profit/(loss) from operations      (165)                (489)                 185             (1,196)            (1,665)
   Net profit/(loss)                  (165)                (489)                 185             (1,196)            (1,665)
   Total assets                    $   136              $     3              $ 5,309            $ 1,189              $ 6,637


9.      COMMITMENTS AND CONTINGENT LIABILITIES

        WARRANTY COMMITMENTS ON HOMES BY CALTON
        The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of the total sales price of the home. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004 AND 2003



        Following is the Company's warranty reserve activity for the years ended November 30, 2004 and 2003:

                                             2004        2003
                                           --------    --------

          Balance at beginning of period   $ 11,000    $   --
          Reserves                           57,000      11,000
          Payments and other adjustments   $(11,000)       --
                                           --------    --------
          Balance at end of period         $ 57,000    $ 11,000
                                           ========    ========

        LAND PURCHASE AGREEMENTS
        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $300,000 was made during the year ended November 30, 2004. Two lots have been purchased under this Land Purchase Agreement as of November 30, 2004.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $12,000 remains as of November 30, 2004. Four lots have been purchased under this Land Purchase Agreement as of November 30, 2004.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $4.4 million.

        OPERATING LEASE COMMITMENTS
        The Company and its consolidated subsidiaries lease their facilities under operating lease agreements with various expiration dates through 2009. In November 2004, the Company relocated its corporate office and entered into a new 5-year lease for its office space. The Company was relieved of its obligations under the lease for its prior office space due to the effect of hurricanes Frances and Jeanne. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                 2005        $ 48,000
                 2006          31,000
                 2007          31,000
                 2008          31,000
                 2009          31,000
                             --------
               Total         $173,000
                             ========

        Rent expense for the years ended November 30, 2004 and 2003 amounted to $112,000 and $131,000, respectively.

        LITIGATION SETTLEMENTS
        During the fiscal year ended November 30, 2004, the Company paid $20,000 in final and complete settlement of one litigation matter, which closed the matter in its entirety and received $5,000 in a litigation settlement.

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

3.1 Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State, State of New Jersey on May 28, 1993, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-60022, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on April 27, 1994, incorporated by reference to Exhibit 3(b) to Form S-1 Registration Statement under the Securities Act of 1933, Registration No. 33-76312, and Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on May 29, 1997, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1997, Certificate of Amendment to Amended and Restated Certificate of Incorporation of Registrant filed with the Secretary of State, State of New Jersey on February 2, 1999, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1998, Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State, State of New Jersey on May 30, 2000, incorporated by reference to Exhibit 3.1 to Form 10-K of Registrant for the fiscal year ended November 30, 2000 and Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Division of Revenue, State of New Jersey, on June 20, 2004, incorporated by reference to Exhibit 3.1 to Form 10-QSB of the Registrant for fiscal quarter ended May 31, 2004.

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

10.7 Executive Employment Agreement dated as of November 21, 1995 between Registrant and Anthony J. Caldarone, incorporated by reference to
        Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1995, Amendment to Executive Employment Agreement dated as of April 14, 1999, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for the fiscal year ended November 30, 1999 and Second Amendment to Executive Employment Agreement dated as of October 17, 2002, incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 30, 2001, Third Amendment to Executive Employment Agreement dated as of October 30, 2002 incorporated by reference to Exhibit 10.7 to Form 10-K of Registrant for fiscal year ended November 2002 and Fourth Amendment to Executive Employment Agreement dated as of November 10, 2003.(**)

10.9    2000 Equity Incentive Plan, as amended, incorporated by reference to
        Exhibit 10.9 of Form 10-KSB of Registrant for the fiscal year ended November 30, 2003. (*)

10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

10.12 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.12 to Form 10-K of Registrant for the fiscal year ended November 30, 2000, incorporated by reference to Exhibit 10.12 of Form 10-KSB for the fiscal year ended November 30, 2003.

10.21 Profit Sharing Arrangement among the Registrant, John G. Yates and Thomas C Corley, incorporated by reference to Exhibit 10.21 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2003. (**)

10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc., incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for fiscal year ended November 30, 2001.

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

10.28 Amendment to Stock Purchase Agreement dated as of June 26, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10.28 to Form 10-KSB for fiscal year ended November 30, 2003.

10.29 Registration Rights Agreement dated as of April 29, 2003 among the Registrant, Anthony J. Caldarone, John G. Yates, Maria F. Caldarone and Laura A. Camisa, incorporated by reference to Exhibit 10.1 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2003.

10.30 Commitment Letter dated as of August 13, 2003 and Promissory Notes dated as of August 27, 2003, between Harbor Federal Savings Bank and Homes by Calton, LLC, incorporated by reference to Exhibit 10.30 to Form 10-KSB for fiscal year ended November 30, 2003.

10.31 Real Estate Purchase and Sale Agreement dated April 6, 2004 between Homes by Calton, LLC and Pointe West of Vero Beach, Ltd., incorporated by reference to Exhibit 10.31 to Form 10-QSB of Registrant for fiscal quarter ended May 31, 2004. Information has been omitted from the exhibit and is subject to a request for confidential treatment.

21. Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to Form 10-KSB for fiscal year ended November 30, 2003.

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