Form 10-Q
period 2005-02-28
CALTON INC
filed 2005-04-14
CIK 717216

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2005

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8846

CALTON, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-2433361
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

2050 40th Avenue, Suite One
Vero Beach, Florida	32960
(Addresses of principal executive offices)	(Zip Code)

Registrant's telephone number,
including area code: (772) 794-1414

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

As of April 11, 2005, 9,405,256 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [   ] Yes [X] No

CALTON, INC. AND SUBSIDIARIES
INDEX

PART I.	Financial Information		Page No.

	Item 1.	Financial Statements

		Consolidated Balance Sheets at February 28, 2005 (Unaudited) and November 30, 2004..........................................................	3

		Consolidated Statements of Operations (Unaudited) for the Three Months Ended February 28, 2005 and February 29, 2004............................................................................................................................................	4

		Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended February 28, 2005 and February 29, 2004............................................................................................................................................	5

		Notes to Consolidated Financial Statements.....................................................................................................................................	6

	Item 2.	Management’s Discussion and Analysis or Plan of Operation......................................................................................................	12

	Item 3.	Controls and Procedures.......................................................................................................................................................................	15

PART II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K.......................................................................................................................................................	16

SIGNATURES		..............................................................................................................................................................	17

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company’s ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company’s co-branded customer loyalty credit card program, the Company’s ability to acquire property for development, the impact of severe weather on the Company’s homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	February 28, 2005	November 30, 2004
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$1,521,000	$2,628,000
Accounts receivable, net of allowance for doubtful accounts of $7,000
as of Feb. 28, 2005 and $23,000 as of Nov. 30, 2004	134,000	119,000
Inventory	2,754,000	2,501,000
Deposits on land	312,000	312,000
Prepaid expenses and other current assets	249,000	270,000
Total current assets	4,970,000	5,830,000

Deferred charges	61,000	97,000
Property and equipment, net	54,000	48,000
Total assets	$5,085,000	$5,975,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable, accrued expenses and other liabilities	$937,000	$1,391,000
Notes payable	895,000	1,397,000
Total current liabilities	1,832,000	2,788,000

Commitments and contingent liabilities (Note 9)	-	-

Shareholders' Equity
Common stock, $.05 par value, 25,000,000 shares authorized;
9,405,000 and 9,372,000 shares outstanding at February 28, 2005
and November 30, 2004, respectively	470,000	469,000
Additional paid-in capital	11,807,000	12,033,000
Retained earnings (deficit)	(2,034,000)	(2,072,000)
Less cost of shares held in treasury, 1,293,000 and 1,325,000 shares
as of February 28, 2005 and November 30, 2004, respectively	(7,110,000)	(7,346,000)
Accumulated other comprehensive income	120,000	103,000
Total shareholders' equity	3,253,000	3,187,000
Total liabilities and shareholders' equity	$5,085,000	$5,975,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2005 and February 29, 2004
(Unaudited)

	2005	2004
Revenue
Homebuilding and consulting	$2,126,000	$2,562,000
Website design and implementation	151,000	124,000
Credit card loyalty program	-	1,000
	2,277,000	2,687,000
Costs and expenses
Cost of sales
Homebuilding	1,612,000	2,041,000
Website design and implementation	70,000	63,000
Selling, general and administrative	624,000	564,000
	2,306,000	2,668,000
Income/(loss) from operations	(29,000)	19,000

Other (expense) income
Interest income	1,000	2,000
Interest expense	(9,000)	(11,000)
Litigation settlements	71,000	-
Other income	4,000	20,000
	67,000	11,000

Net income	$38,000	$30,000

Income per share
Basic and Diluted:	$0.00	$0.00

Weighted average number of shares outstanding:
Basic and diluted	9,373,000	9,241,000

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2005 and February 29, 2004
(Unaudited)

	2005	2004
Cash flows from operating activities
Net income	$38,000	$30,000
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	6,000	42,000
Amortization of deferred charges	36,000	-
Stock based compensation for directors	11,000	15,000
Changes in operating assets and liabilities:
Accounts receivable	(15,000)	44,000
Inventory	(253,000)	972,000
Deposits on land	-	(24,000)
Prepaid expenses and other assets	38,000	(11,000)
Accounts payable, accrued expenses and other liabilities	(454,000)	528,000
Net cash flows from operating activities	(593,000)	1,596,000

Cash flows from investing activities
Purchase of equipment and software	(12,000)	(6,000)
Net cash flows from investing activities	(12,000)	(6,000)

Cash flows from financing activities
Payments on notes payable	(502,000)	(1,403,000)
Net cash flows from financing activities	(502,000)	(1,403,000)

Net increase/(decrease) in cash and cash equivalents	(1,107,000)	187,000
Cash and cash equivalents at beginning of period	2,628,000	1,821,000
Cash and cash equivalents at end of period	$1,521,000	$2,008,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$16,000	$27,000
Cash paid for income taxes	-	-

See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Calton, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of February 28, 2005, the results of operations for the three months ended February 28, 2005 and February 29, 2004 and the cash flows for the three months ended February 28, 2005 and February 29, 2004 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2005. Operating results for the three months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

2.	Inventory

Inventory consists of the following as of February 28, 2005 and November 30, 2004:

	Feb. 28, 2005	Nov. 30, 2004

Developed land	$ 447,000	$ 351,000
Work in process	489,000	1,792,000
Speculative and model homes	1,818,000	358,000
	$2,754,000	$2,501,000

The Company capitalizes interest on loans directly associated with real estate development projects. During the three months ended February 28, 2005, the Company capitalized $7,000.

3.	Property and Equipment

Property and equipment consists of the following as of February 28, 2005 and November 30, 2004:

	Feb. 28, 2005	Nov. 30, 2004

Computer equipment and furniture	$142,000	$129,000
Leasehold improvements	6,000	4,000
Other	2,000	5,000
	150,000	138,000
Less: Accumulated Depreciation	(96,000)	(90,000)
	$54,000	$48,000

4.	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following as of February 28, 2005 and November 30, 2004:

	Feb. 28, 2005	Nov. 30, 2004

Accounts payable	$326,000	$264,000
Accrued expenses	230,000	303,000
Customer deposits	350,000	798,000
Deferred revenue	31,000	26,000
	$937,000	$1,391,000

5.	Notes Payable

Notes payable consists of borrowing under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. Inventories and related homebuilding assets secure the credit facilities. The annual interest rate is the bank’s prime rate plus 1% (6.25% at February 28, 2005).

6.	Shareholders’ Equity Activity

During the three months ended February 28, 2005, 33,000 shares of treasury stock were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Compensation expense for the three months ended February 28, 2005 amounted to $11,000 under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

Other Comprehensive Income:
Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains on available for sale securities. The following table reflects comprehensive income for the three months ended February 28, 2005 and February 29, 2004:

	2005	2004

Net income	$38,000	$30,000
Other comprehensive items	17,000	-
Comprehensive income	$55,000	$30,000

7.	Net Income per Common Share

The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

	Feb. 28, 2005	Feb 29, 2004
Net income - (numerator)	$38,000	$30,000

Basic:
Weighted average shares
outstanding - (denominator)	9,373,000	9,241,000

Net income per common share	$0.00	$0.00

Diluted
Weighted average shares
outstanding	9,373,000	9,241,000

Effect of dilutive securities	-	-
Adjusted weighted average
shares - (denominator)	9,373,000	9,241,000

Net income per common share - diluted	$0.00	$0.00

The effects of 743,400 stock options outstanding as of February 28, 2005 have been excluded from common stock equivalents because their effect on net income per share would be anti-dilutive. The effects of 661,400 stock options outstanding as of February 29, 2004 have been excluded from common stock equivalents because their effect on net income per share would be anti-dilutive.

8.	Segment Reporting

The Company accounts for reportable segments using the “management approach”. The management approach focuses on disclosing financial information that the Company’s management uses to make decisions about the Company’s operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in four identifiable business segments as follows:

Homebuilding and Consulting
Homes by Calton, LLC constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

•	The Company recognizes revenue at the time of closing and title transfer. Prior to closing, the customer performs walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company attempts to remedy any issues with its customers prior to closing.
•
In all instances, the buyer’s commitment to repay financing obtained to purchase the property is between the buyer and the buyer’s lender. The Company does not provide customer financing and there is no recourse against the Company for non-payment by the buyers.

•	The risks and rewards of ownership of the home pass to the customer at closing and the Company has no substantial continuing involvement with the property.

Internet Development
eCalton.com, Inc. provides Internet consulting services and develops comprehensive Internet-based solutions for its clients. Its mission is to help businesses and organizations optimize their competitive business advantages through strategic use of the Internet and related technologies. eCalton provides its services to medium and large size companies in various industries, as well as one prime vertical market - the homebuilding industry. Revenues are derived under short-term time-and-material and, to a lesser extent, fixed-price contracts with principally commercial business customers. Revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion.

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

Operating results, by industry segment, for the three months ended February 28, 2005 and February 29, 2004 are as follows (in thousands):

	Three months ended February 28, 2005

		Credit Card
	Internet	Loyalty			Total
	Development	Business	Homebuilding	Corporate	Company

Total revenues	$151	$-	$2,126	$-	$2,277
Total cost of revenues	70	-	1,612	-	1,682
Depreciation and amortization	2	-	1	3	6
Income/(loss) from operations	(3)	(1)	237	(262)	(29)
Interest income/(expense), net	-	-	(9)	1	(8)
Net income/(loss)	13	(1)	217	(191)	38
Total assets	$178	$-	$4,499	$408	$5,085

	Three months ended February 29, 2004

		Credit Card
	Internet	Loyalty			Total
	Development	Business	Homebuilding	Corporate	Company

Total revenues	$124	$1	$2,562	$-	$2,687
Total cost of revenues	63	-	2,041	-	2,104
Depreciation and amortization	-	-	34	8	42
Income/(loss) from operations	(4)	2	315	(294)	19
Interest income/(expense), net	-	-	-	(9)	(9)
Net income/(loss)	9	2	303	(284)	30
Total assets	$148	$4	$4,650	$1,005	$5,807

9.	Commitments and Contingent Liabilities

Warranty Commitments on Homes by Calton
The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of total homebuilding revenue. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

Following is the Company’s warranty reserve activity for the three months ended February 28, 2005:

Balance at beginning of period	$ 57,000
Reserves	11,000
Payments and other adjustments	(14,000)
Balance at end of period	$54,000

Land Purchase Agreements
In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $300,000 was made during the year ended November 30, 2004. Ten lots have been purchased under this Land Purchase Agreement as of February 28, 2005.

In December 2003, the Company entered into a contract to purchase eight (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $12,000 remains as of February 28, 2005. Four lots have been purchased under this Land Purchase Agreement as of February 28, 2005.

The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $3.4 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months ended February 28, 2005 and February 29, 2004

Revenues: Consolidated revenues for the three months ended February 28, 2005 decreased slightly to $2,277,000 compared to $2,687,000 for the three months ended February 29, 2004. The homebuilding segment generated $2,126,000 in revenue (four home deliveries) in the quarter ended February 28, 2005 compared to $2,562,000 in revenue (five home deliveries) for the quarter ended February 29, 2004. The Internet development segment generated $151,000 in revenue for the quarter ended February 28, 2005, an increase of over 20% compared to $124,000 generated in the quarter ended February 29, 2004.

Cost of Sales: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the Internet development segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $1,612,000 for the quarter ended February 28, 2005 compared to $2,041,000 for the quarter ended February 29, 2004. The Company delivered four homes in the quarter ended February 28, 2005 compared to the delivery of five homes in the quarter ended February 29, 2004 which resulted in the decrease in cost of goods sold. Cost of sales for the Internet development segment increased to $70,000 for the quarter ended February 28, 2005 compared to $63,000 in the quarter ended February 29, 2004 as a result of higher revenues.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the quarter ended February 28, 2005 were $624,000 compared to $564,000 for the quarter ended February 29, 2004. The increase in expenses was primarily attributable to increases in sales and marketing and compensation expense as the homebuilding division continues to grow.

Interest Income: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income decreased to $1,000 for the three months ended February 28, 2005 compared to $2,000 for the three months ended February 29, 2004. The decrease was a result of lower average deposited balances as cash continues to be used in operating activities.

Interest Expense: Interest expense amounted to $9,000 for the three months ended February 28, 2005 compared to $11,000 for the three months ended February 29, 2004. Interest is incurred on the Company’s real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three months ended February 28, 2005 and February 29, 2004, the Company capitalized $7,000 and $16,000, respectively.

Litigation Settlements: The Company received $71,000 in a litigation settlement during the three months ended February 28, 2005.

    Sales Activity and Backlog:

	Contract Backlog	Number of Homes

Backlog as of November 30, 2004	$3,800,000	7

Less: Homes delivered during the
three months ended February 28, 2005	(2,126,000)	(4)

Plus: New contracts signed during the
three months ended February 28, 2005	717,000	1

Backlog as of February 28, 2005	$2,391,000	4

The Company is currently constructing homes in three communities: Riverside at the Island Club, Amelia Plantation and Pointe West, all located in Vero Beach, Florida. In addition, the Company has begun actively pursuing its “On-Your-Lot Program”, in which the Company seeks to act as the contract builder for individual landowners.

LIQUIDITY AND CAPITAL RESOURCES

General

As of February 28, 2005 the Company had $3,138,000 in working capital compared to $3,042,000 at November 30, 2004. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowing availability under the Company’s revolving credit facility, will be sufficient to support consolidated operations during fiscal 2005.

Cash Flows from Operating Activities

The Company used $593,000 in its operating activities during the three months ended February 28, 2005, compared to generating cash of $1,596,000 during the three months ended February 29, 2004. The current period’s cash usage reflects an increase in homebuilding inventory of $253,000 and a reduction of customer deposits (included in other liabilities) of $448,000.

Cash Flows from Investing Activities

The Company used $12,000 in cash in its investing activities during the three months ended February 28, 2005 for the purchase of equipment and software. The Company used $6,000 in cash in its investing activities during the three months ended February 29, 2004 for the purchase of equipment and software.

Cash Flows from Financing Activities

The Company used $502,000 in its financing activities during the three months ended February 28, 2005 and used $1,403,000 in its financing activities during the three months ended February 29, 2004. These represented payments on the Company’s construction line of credit.

COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

Land Purchase Agreements:

In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The full deposit of $300,000 was made during the year ended November 30, 2004. Ten lots have been purchased under this Land Purchase Agreement as of February 28, 2005.

In December 2003, the Company entered into a contract to purchase eight (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $12,000 remains as of February 28, 2005. Four lots have been purchased under this Land Purchase Agreement as of February 28, 2005.

The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $3.4 million.

Profit Sharing Arrangement:

The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

Loan Agreement

The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provided for $1.2 million of acquisition and construction financing and a $5 million line of credit that is due on demand. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

The Company repaid the $1.2 million acquisition and construction loan. The $5 million revolving credit facility was increased to $6.5 million in June 2004. As of February 28, 2005, $895,000 of advances under the line of credit were outstanding.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management’s estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company’s critical accounting policies relating to certain of these items are described in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2004. As of February 28, 2005, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Item 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company’s internal controls during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to have materially affected, the Company’s internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	A)	Exhibits

10.4 - Calton, Inc. Incentive Compensation Plan
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

On January 27, 2005, the Company announced the appointment of Anthony J. Caldarone as President, replacing John G. Yates who had served as President of the Company since September 2002.

On February 28, 2005, the Company issued a news release to report its financial results for the three and twelve months ended November 30, 2004 and restatement of its fiscal 2003 financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALTON, INC.
(Registrant)
Date: April 11, 2005	By:	/s/ Laura A. Camisa
Laura A. Camisa
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)