Form 10KSB/A
period 2003-11-30
CALTON INC
filed 2005-04-19
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)
                                   (MARK ONE)

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

           Common Stock
     $.05 par value per share                        American Stock Exchange

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Revenues for the fiscal year ended November 30, 2003: $3,133,000.

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE


This Amendment on Form 10-KSB/A amends and restates in its entirety the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (the "2003 10-KSB") of Calton, Inc. (the "Company") as initially filed with the Securities and Exchange Commission (the "SEC") on March 1, 2004.

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

This Amendment speaks as of the end of the Company's fiscal year ended November 30, 2003 as required by Form 10-KSB or as of the date of the filing of the original 2003 10-KSB. Except for the restatement of certain historical financial information as described above, it does not update any of the statements contained in the original 2003 10-KSB. This Amendment contains forward-looking statements that were made at the time the original 2003 10-KSB was filed on March 1, 2004. It must be considered in light of any subsequent statements, including forward looking statements, in any reports made by the Company subsequent to the filing of the original 2003 10-KSB, including statements made in filings on Form 8-K, the Company's Quarterly Reports on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004.




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

                   FISCAL 2003              High         Low
                                         ----------   ----------

                   1st Quarter               $0.17        $0.11
                   2nd Quarter                0.24         0.09
                   3rd Quarter                0.90         0.19
                   4th Quarter                1.20         0.32


                   FISCAL 2002              High         Low
                                         ----------   ----------

                   1st Quarter               $0.75        $0.52
                   2nd Quarter                0.71         0.29
                   3rd Quarter                0.36         0.17
                   4th Quarter                0.27         0.13

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

          NAME                    TITLE                        NUMBER OF SHARES PURCHASED
          ----------------------  --------------------------  ----------------------------

          Anthony J. Caldarone    Chairman and CEO                      2,597,000

          Maria F. Caldarone      Executive Vice President                929,500

          John G. Yates           President                               561,000

          Laura A. Camisa         Senior Vice President                   412,500

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

          OPERATING LEASE COMMITMENTS:

          The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                            2004            $    82,000
                            2005                 68,000
                                          ---------------
                            Total           $   150,000
                                          ===============

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

          The conclusions of the Company's Chief Executive Officer and Chief Financial Officer with respect to the Company's disclosure controls and procedures were not impacted by the restatement of the Company's financial statements reflected in this Annual Report on Form 10-KSB/A. The restatement resulted from a reexamination by the Company of U.S. generally accepted accounting principles as they pertain to accounting for stock based compensation after receiving comments from, and having discussions with, the Staff of the Securities and Exchange Commission. The restatement did not result from any lack of effectiveness of the Company's disclosure controls and procedures. Accordingly, the Company does not plan to make any changes to its disclosure controls and procedures as a result of the restatement.

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


                                              CALTON, INC.
                                              --------------------------------
                                              (Registrant)

Dated: April 15, 2005                     By: /s/ Anthony J. Caldarone
                                              --------------------------------
                                              Anthony J. Caldarone, Chairman,
                                              President and Chief Executive
                                              Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                    Title                                  Date
           ---------                                    -----                                  ----

/s/ Anthony J. Caldarone               Chairman, President, Chief Executive                April 15, 2005
--------------------------------       Officer and Director (Principal Executive
Anthony J. Caldarone                   Officer)

/s/ Laura A. Camisa                    Senior Vice President, Chief Financial              April 15, 2005
--------------------------------       Officer & Treasurer (Principal Financial
Laura A. Camisa                        & Accounting Officer)

/s/ *                                  Director                                            April 15, 2005
--------------------------------
J. Ernest Brophy

/s/ *                                  Director                                            April 15, 2005
--------------------------------
Mark N. Fessel

/s/ *                                  Director                                            April 15, 2005
--------------------------------
Kenneth D. Hill

/s/ *                                  Director                                            April 15, 2005
--------------------------------
Frank Cavell Smith, Jr.

/s/ *                                  Director                                            April 15, 2005
--------------------------------
John G. Yates

*By: /s/ Anthony J. Caldarone
--------------------------------
As Attorney in Fact

                          CALTON, INC. AND SUBSIDIARIES
                          INDEX OF FINANCIAL STATEMENTS


                                                                            PAGE

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


                                          /s/ AIDMAN, PISER & COMPANY, P.A.


Tampa, Florida
February 6, 2004, except for Note 1.B. as to which date is February 4, 2005


CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2003

                                                                                     AS RESTATED
                                                                                   ----------------
ASSETS
     Current Assets
         Cash and cash equivalents                                                  $    1,821,000
         Accounts receivable, net of allowance for doubtful accounts of $22,000            101,000
         Inventory                                                                       4,335,000
         Prepaid expenses and other current assets                                          95,000
                                                                                   ----------------
            Total current assets                                                         6,352,000
                                                                                   ----------------

         Deferred charges                                                                  233,000
         Property and equipment, net                                                        52,000
                                                                                   ----------------
            Total assets                                                            $    6,637,000
                                                                                   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                   $    1,228,000
         Notes payable                                                                   1,843,000
                                                                                   ----------------
            Total current liabilities                                                    3,071,000
                                                                                   ----------------

     Noncurrent portion of notes payable                                                 1,098,000
     Commitments and contingent liabilities (Note 10)                                            -

     Shareholders' Equity
         Common stock, $.05 par value, 10,740,000 shares authorized;
            9,240,000 shares outstanding                                                   462,000
         Additional paid-in capital                                                     12,905,000
         Retained earnings (deficit)                                                    (2,633,000)
         Less cost of shares held in treasury 1,457,000 shares                          (8,266,000)
                                                                                   ----------------
            Total shareholders' equity                                                   2,468,000
                                                                                   ----------------
            Total liabilities and shareholders' equity                              $    6,637,000
                                                                                   ================

                          See notes to consolidated financial statements.

                                                F-3


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                             2003             2002
                                                                       ----------------  ----------------
REVENUE                                                                 (AS RESTATED)
    Homebuilding and consulting                                         $    2,180,000    $      108,000
    Technical staffing services                                                440,000         1,274,000
    Website design and implementation                                          499,000           538,000
    Credit card loyalty program revenue                                         14,000            34,000
                                                                       ----------------  ----------------
                                                                             3,133,000         1,954,000
                                                                       ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                           1,796,000                 -
      Internet development/technical staffing                                  572,000         1,238,000
      Credit card loyalty program                                                4,000            12,000
    Selling, general and administrative                                      3,155,000         4,312,000
    Impairment of assets                                                             -           116,000
                                                                       ----------------------------------
                                                                             5,527,000         5,678,000
                                                                       ----------------------------------
      Loss from operations                                                  (2,394,000)       (3,724,000)

OTHER (EXPENSE) INCOME
    Interest income                                                             21,000           124,000
    Interest expense                                                           (49,000)                -
    Loss on investments                                                              -          (750,000)
    Gains on recoveries on investments                                         190,000           350,000
    Litigation settlements                                                      23,000           458,000
    Other income                                                                57,000           119,000
                                                                       ----------------  ----------------
      Loss from continuing operations before income taxes
        and discontinued operations                                         (2,152,000)       (3,423,000)

INCOME TAX BENEFIT                                                             487,000                 -
                                                                       ----------------  ----------------
      Loss from continuing operations                                       (1,665,000)       (3,423,000)
                                                                       ----------------  ----------------

DISCONTINUED OPERATIONS:
    Loss from operations of discontinued subsidiary                                  -        (1,020,000)
    Loss from disposals of discontinued subsidiaries                                 -          (541,000)
                                                                       ----------------  ----------------
      Loss from discontinued operations                                              -        (1,561,000)
                                                                       ----------------  ----------------
NET LOSS                                                                $   (1,665,000)   $   (4,984,000)
                                                                       ================  ================

LOSS PER SHARE:
    Basic and Diluted:
      Loss from continuing operations                                   $        (0.29)   $        (0.76)
      Loss from discontinued operations                                              -             (0.35)
                                                                       ----------------  ----------------
      Net loss per common share                                         $        (0.29)   $        (1.11)
                                                                       ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                                  5,840,000         4,509,000
                                                                       ================  ================
      Diluted                                                                5,840,000         4,509,000
                                                                       ================  ================

                              See notes to consolidated financial statements.

                                                   F-4


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                                                2003              2002
                                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES                                        (AS RESTATED)
Net loss                                                                    $   (1,665,000)   $   (4,984,000)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
     Deferred income taxes                                                        (487,000)                -
     Impairment of investments                                                           -           750,000
     Losses from disposals of discontinued component                                     -           541,000
     Impairments of long lived assets                                                    -           116,000
     Loss on disposal of long lived assets                                          13,000                 -
     Provision for uncollectible receivables                                             -           (72,000)
     Depreciation and amortization                                                  43,000           139,000
     Stock-based compensation for directors                                         33,000            19,000
     Stock-based compensation for officers                                         720,000                 -
     Changes in operating assets and liabilities:
         Accounts receivable                                                       180,000           269,000
         Inventory                                                                (806,000)                -
         Prepaid expenses and other assets                                        (185,000)           30,000
         Accounts payable, accrued expenses and other liabilities                  109,000          (305,000)
                                                                           ----------------  ----------------
Net cash flows from operating activities                                        (2,045,000)       (3,497,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Assets and liabilities of discontinued subsidiaries                                 -         2,028,000
     Purchases of property and equipment                                                 -            (6,000)
     Receipts from (payments to) holdback escrow account                            88,000            (2,000)
                                                                           ----------------  ----------------
Net cash flows from investing activities                                            88,000         2,020,000
                                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Purchase of treasury stock                                                          -           (12,000)
     Payments on notes payable                                                    (588,000)                -
     Proceeds from sale of common stock and treasury stock to officers           1,080,000                 -
     Proceeds from the sale of treasury stock and
         exercise of stock options                                                       -         60,000.00
                                                                           ----------------  ----------------
Net cash flows from financing activities                                           492,000            48,000
                                                                           ----------------  ----------------

Net (decrease)  in cash and cash equivalents                                    (1,465,000)       (1,429,000)
Cash and cash equivalents at beginning of period                                 3,286,000         4,715,000
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                  $    1,821,000    $    3,286,000
                                                                           ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash investing and financing activities
         Acquisition of inventory assets through financing                       3,529,000


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


     CHANGES TO CONSOLIDATED BALANCE SHEET
                                                                        As of November 30, 2003
                                                           -------------------------------------------------
                                                             As Reported      Adjustments      As Restated
                                                           ---------------  ---------------  ---------------
     Additional paid-in-capital                             $  12,185,000    $     720,000    $  12,905,000
     Retained earnings/(deficit)                               (1,913,000)        (720,000)      (2,633,000)

     CHANGES TO CONSOLIDATED STATEMENT OF OPERATIONS
                                                                  Fiscal year ended November 30, 2003
                                                           -------------------------------------------------
                                                             As Reported      Adjustments      As Restated
                                                           ---------------  ---------------  ---------------

     Selling, general and administrative                    $   2,435,000    $     720,000    $   3,155,000
     Loss from operations                                      (1,674,000)        (720,000)      (2,394,000)
     Loss from continuing operations before
          income taxes and discontinued operations             (1,432,000)        (720,000)      (2,152,000)
     Loss from continuing operations                             (945,000)        (720,000)      (1,665,000)
     Net loss                                                    (945,000)        (720,000)      (1,665,000)

     Loss per share
          Basic and diluted
            Loss from continuing operations                         (0.16)           (0.13)           (0.29)
            Net loss per common share                               (0.16)           (0.13)           (0.29)

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002

     CHANGES TO CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Fiscal year ended November 30, 2003
                                                           -------------------------------------------------
                                                             As Reported      Adjustments      As Restated
                                                           ---------------  ---------------  ---------------
     Net loss                                                   ($945,000)       ($720,000)     ($1,665,000)
     Stock-based compensation for officers                              0          720,000          720,000

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


     The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148 (See "Recent Accounting Pronouncements," below.):

        Year ended November 30:                                           2003            2002
                                                                     --------------- ---------------
                                                                       (AS RESTATED)
        Net loss, as reported                                          $(1,665,000)    $(4,984,000)
                                                                     =============== ===============
        Loss per share, as reported                                    $     (0.29)    $     (1.11)
                                                                     =============== ===============

        Stock-based employee compensation costs used in the            $  (720,000)    $         -
                                                                     =============== ===============
        determination of net loss, as reported

        Stock-based employee compensation costs that would
        have been included in the determination of net loss if
        the fair value method (Statement 123) had been
        applied to all awards                                          $  (727,200)    $    (4,000)
                                                                     =============== ===============

        Unaudited pro forma net loss, as if the fair value
        method had been applied to all awards                          $(1,672,200)    $(4,988,000)
                                                                     =============== ===============

        Unaudited pro forma loss per share, as if the fair
        value method had been applied to all awards                    $     (0.29)    $     (1.11)
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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


5.   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABIILITIES

     Accounts payable, accrued expenses and other liabilities consist of the following as of November 30, 2003:


            Accounts payable, trade                 $   125,000
            Accrued expenses                          1,103,000
                                                   -------------
                                                    $ 1,228,000
                                                   =============

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

     Results of operations from IGP are as follows:

                                                      2003            2002
                                                 -------------   -------------

      Revenues of discontinued subsidiary         $         -     $         -
                                                 =============   =============
      Net loss from discontinued subsidiary       $         -     $(1,020,000)
                                                 =============   =============

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

     STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

     As of November 30, 2003 there were 353,347 options exercisable under all plans in the aggregate with a weighted average exercise price of $3.75. Stock option activity is summarized as follows:

                                                    2003                              2002
                                       -------------------------------   -------------------------------
                                                           Weighted                          Weighted
                                                            Average                           Average
                                                           Exercise                           Exercise
                                          Options           Price             Options          Price
                                       -------------------------------   -------------------------------
     Outstanding
           Beginning of year                 731,200      $     3.24             292,200     $     5.89
           Granted at market price            40,000            0.21             467,000           0.45
           Exercised                               -               -                   -              -
           Expired or cancelled              (35,800)           0.69             (28,000)          0.79
                                       -------------------------------   -------------------------------
     Outstanding end of year                 735,400      $     2.48             731,200     $     3.24
                                       ===============================   ===============================

                                       -------------------------------   -------------------------------
     Exercisable as of November 30           353,347      $     3.75             271,000     $     5.53
                                       ===============================   ===============================

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


     The weighted average exercise price of the options granted during fiscal years ended 2003 and 2002 is $0.21 and $0.45, respectively. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table.

                        Options and Warrants Outstanding                             Exercisable
     ---------------------------------------------------------------------  -----------------------------
         Range of                         Weighted Avg.      Weighted Avg.                Weighted Avg.
          Prices            Number        Remaining Life   Exercise Price     Number      Exercise Price
     ------------------  -------------  -----------------  ---------------  -----------  ----------------
     $   0.01 - 1.00          513,400         7.70 yrs.     $       0.46      155,347     $        0.47
         1.01 - 5.00           50,000         2.42 yrs.             4.12       50,000              4.12
         5.01 - 6.00            4,000         0.42 yrs.             5.45        4,000              5.45
         6.01 - 7.00          120,000         0.17 yrs.             6.10      120,000              6.10
         7.01 - 9.00            8,000         1.42 yrs.             8.75        8,000              8.75
       13.01 - 14.00           40,000         1.17 yrs.            13.90       16,000             13.90
                         -------------  -----------------  ---------------  -----------  ----------------

      $ 0.01 - 14.00          735,400         5.65 yrs.     $       2.48      353,347     $        3.75
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

     The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                                2003             2002
                                                          ---------------------------------
        Benefit using statutory rate                       $      753,000   $    1,743,000
        Change in valuation allowance                            (753,000)      (1,743,000)
        Reduction in Federal deferred tax liability               487,000                -
                                                          ---------------------------------
                                                           $      487,000   $            -
                                                          =================================

     Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2003 are as follows:

                                                    Deferred Tax Assets (Liabilities)
                                                  ------------------------------------
                                                         2003               2002
                                                  ------------------------------------
        Net operating losses                       $    12,825,000    $    10,751,000
        Asset impairment charges                           321,000            321,000
        Capital loss carryforwards                      11,807,000            189,000
        Investment impairment charges                      263,000            140,000
        Unamortized start up costs                         904,000
        Bad debt and other allowances                        8,000             11,000
        Other                                               62,000             47,000
                                                  ------------------------------------
            Deferred tax assets                         26,190,000         11,720,000
        Less: Valuation allowances                     (26,190,000)       (11,720,000)
                                                  ------------------------------------
        Net deferred taxes                         $             -    $      (487,000)
                                                  ====================================

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
                                             Internet       Credit Card
                                            Development       Loyalty      Homebuilding                   Total
                                           and Staffing      Business      & Consulting    Corporate     Company
                                          -------------------------------------------------------------------------
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

     OPERATING LEASE COMMITMENTS
     The Company and its consolidated subsidiaries lease their facilities and certain equipment under operating lease agreements with various expiration dates through 2005. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                              2004      $    82,000
                              2005           68,000
                                      --------------
                             Total      $   150,000
                                      ==============

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2003 AND 2002


11.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended November 30, 2003 and 2002 are as follows (amounts in thousands except per share items):

                                                                       Three Months Ended
                                                    ----------------------------------------------------------
                                                       Feb. 28,        May 31,      Aug. 31,       Nov. 30,
                                                         2003           2003          2003           2003
                                                    -------------  -------------  -------------  -------------
                                                                                   AS RESTATED
     Revenue                                         $       373    $       253    $       188    $     2,319
                                                    =============  =============  =============  =============
     Gross profit                                    $       126    $        90    $        84    $       461
                                                    =============  =============  =============  =============
     Income/(loss) from continuing operations        $      (646)   $      (437)   $    (1,167)   $       585
                                                    =============  =============  =============  =============
     Net income/(loss)                               $      (646)   $      (437)   $    (1,167)   $       585
                                                    =============  =============  =============  =============

     Basic and diluted income/(loss) per share:
          Income/(loss) from continuing operations   $     (0.14)   $     (0.09)   $     (0.24)   $      0.06
          Net income/(loss)                          $     (0.14)   $     (0.09)   $     (0.24)   $      0.06


                                                                       Three Months Ended
                                                    ----------------------------------------------------------
                                                       Feb. 28,        May 31,      Aug. 31,       Nov. 30,
                                                         2002           2002          2002           2002
                                                    -------------  -------------  -------------  -------------

     Revenue                                         $       629    $       499    $       441    $       385
                                                    =============  =============  =============  =============
     Gross profit                                    $       217    $       159    $       159    $       169
                                                    =============  =============  =============  =============
     Loss from continuing operations                 $    (1,706)   $      (760)   $      (759)   $      (198)
                                                    =============  =============  =============  =============
     Net loss                                        $    (2,148)   $    (1,857)   $      (759)   $      (220)
                                                    =============  =============  =============  =============

     Basic and diluted loss per share:
          Loss from continuing operations            $     (0.38)   $     (0.17)   $     (0.17)   $     (0.05)
          Net loss                                   $     (0.48)   $     (0.42)   $     (0.17)   $     (0.05)

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