Form 10QSB
period 2005-05-31
CALTON INC
filed 2005-07-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
        (Exact name of small business issuer as specified in its charter)


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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO

As of July 14, 2005, 9,435,746 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                              CALTON, INC. AND SUBSIDIARIES
                                          INDEX


PART I.   FINANCIAL INFORMATION                                                   PAGE NO.
                                                                                  --------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at
                   May 31, 2005 (Unaudited) and November 30, 2004.................    3

                   Consolidated Statements of Operations (Unaudited) for the
                   Three Months Ended May 31, 2005 and May 31, 2004...............    4

                   Consolidated Statements of Operations (Unaudited) for the
                   Six Months Ended May 31, 2005 and May 31, 2004.................    5

                   Consolidated Statements of Cash Flows (Unaudited) for the
                   Six Months Ended May 31, 2005 and May 31, 2004.................    6

                   Notes to Consolidated Financial Statements.....................    7

          Item 2.  Management's Discussion and Analysis or Plan of Operation......    13

          Item 3.  Controls and Procedures........................................    17


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Securityholders.............    18

          Item 6.  Exhibits and Reports on Form 8-K...............................    18

SIGNATURES       .................................................................    19

--------------------------------------------------------------------------------

Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                                             PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                             CALTON, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                        May 31,         November 30,
                                                                                         2005               2004
                                                                                   ----------------   ----------------
ASSETS                                                                               (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                  $    1,596,000     $    2,628,000
         Accounts receivable, net of allowance for doubtful accounts of $6,000
            as of May 31, 2005 and $23,000 as of Nov. 30, 2004                             131,000            119,000
         Inventory                                                                       4,355,000          2,501,000
         Deposits on land                                                                  312,000            312,000
         Prepaid expenses and other current assets                                         172,000            270,000
                                                                                   ----------------   ----------------
            Total current assets                                                         6,566,000          5,830,000
                                                                                   ----------------   ----------------

     Deferred charges                                                                       25,000             97,000
     Property and equipment, net                                                            66,000             48,000
                                                                                   ----------------   ----------------
            Total assets                                                            $    6,657,000     $    5,975,000
                                                                                   ================   ================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable, accrued expenses and other liabilities                   $    1,655,000     $    1,391,000
         Deferred revenue - related party (Note 9)                                         213,000                  -
         Notes payable                                                                   1,935,000          1,397,000
                                                                                   ----------------   ----------------
            Total current liabilities                                                    3,803,000          2,788,000
                                                                                   ----------------   ----------------

     Commitments and contingent liabilities (Note 10)                                            -                  -

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            9,436,000 and 9,372,000 shares outstanding at May 31, 2005
            and November 30, 2004, respectively                                            472,000            469,000
         Additional paid-in capital                                                     11,599,000         12,033,000
         Accumulated deficit                                                            (2,377,000)        (2,072,000)
         Less cost of shares held in treasury, 1,262,000 and 1,325,000 shares
            as of May 31, 2005 and November 30, 2004, respectively                      (6,891,000)        (7,346,000)
         Accumulated other comprehensive income                                             51,000            103,000
                                                                                   ----------------   ----------------
            Total shareholders' equity                                                   2,854,000          3,187,000
                                                                                   ----------------   ----------------
            Total liabilities and shareholders' equity                              $    6,657,000     $    5,975,000
                                                                                   ================   ================


                                    See notes to consolidated financial statements.

                                                           3

                                  CALTON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                           (UNAUDITED)


                                                                   2005              2004
                                                              ----------------  ----------------
REVENUE
    Homebuilding                                                $   1,156,000     $   1,997,000
    Website design and implementation                                 168,000           193,000
                                                              ----------------  ----------------
                                                                    1,324,000         2,190,000
                                                              ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                    883,000         1,632,000
      Website design and implementation                                78,000            83,000
      Credit card loyalty program                                       1,000             1,000
    Selling, general and administrative                               689,000           574,000
                                                              ----------------  ----------------
                                                                    1,651,000         2,290,000
                                                              ----------------  ----------------
      Loss from operations                                           (327,000)         (100,000)
                                                              ----------------  ----------------

OTHER INCOME (EXPENSE)
    Interest income                                                     2,000             2,000
    Realized gain on sale of marketable securites                           -           228,000
    Interest expense                                                  (11,000)          (11,000)
    Litigation settlements                                                  -           (20,000)
    Other expense                                                      (7,000)           (1,000)
                                                              ----------------  ----------------
                                                                      (16,000)          198,000
                                                              ----------------  ----------------

NET INCOME (LOSS)                                               $    (343,000)    $      98,000
                                                              ================  ================

INCOME (LOSS) PER SHARE
                                                              ----------------  ----------------
    Basic and Diluted:                                          $       (0.04)    $        0.01
                                                              ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                         9,406,000         9,264,000
      Diluted                                                       9,406,000         9,474,000


                         See notes to consolidated financial statements.

                                                4


                                  CALTON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              SIX MONTHS ENDED MAY 31, 2005 AND 2004
                                           (UNAUDITED)


                                                                    2005              2004
                                                              ----------------  ----------------
REVENUE
    Homebuilding                                                $   3,282,000     $   4,559,000
    Website design and implementation                                 319,000           317,000
    Credit card loyalty program                                             -             1,000
                                                              ----------------  ----------------
                                                                    3,601,000         4,877,000
                                                              ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                  2,495,000         3,673,000
      Website design and implementation                               148,000           146,000
      Credit card loyalty program                                       1,000             1,000
    Selling, general and administrative                             1,313,000         1,138,000
                                                              ----------------  ----------------
                                                                    3,957,000         4,958,000
                                                              ----------------  ----------------
      Loss from operations                                           (356,000)          (81,000)
                                                              ----------------  ----------------

OTHER INCOME (EXPENSE)
    Interest income                                                     3,000             4,000
    Realized gain on sale of marketable securities                          -           228,000
    Interest expense                                                  (20,000)          (22,000)
    Litigation settlements                                             71,000           (20,000)
    Other income (expense)                                             (3,000)           19,000
                                                              ----------------  ----------------
                                                                       51,000           209,000
                                                              ----------------  ----------------

NET INCOME (LOSS)                                               $    (305,000)    $     128,000
                                                              ================  ================

INCOME (LOSS) PER SHARE
                                                              ----------------  ----------------
    Basic and Diluted:                                          $       (0.03)    $        0.01
                                                              ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                         9,389,000         9,252,000
      Diluted                                                       9,389,000         9,499,000


                         See notes to consolidated financial statements.

                                                5


                                      CALTON, INC. AND SUBSIDIARIES
                                   CONOLIDATED STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED MAY 31, 2005 AND 2004
                                               (UNAUDITED)


                                                                            2005              2004
                                                                      ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $    (305,000)    $     128,000
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Realized gain on sale of marketable securities                                 -          (228,000)
     Depreciation                                                              13,000            81,000
     Amortization of deferred charges                                          72,000                 -
     Stock based compensation for directors                                    24,000            30,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (12,000)          (42,000)
         Inventory                                                         (1,854,000)          567,000
         Deposits on land                                                           -          (174,000)
         Prepaid expenses and other assets                                     98,000            19,000
         Accounts payable, accrued expenses and other liabilities             425,000         1,531,000
                                                                      ----------------  ----------------
Net cash flows from operating activities                                   (1,539,000)        1,912,000
                                                                      ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                    (31,000)          (17,000)
     Proceeds from the sale of marketable securities                                -           228,000
                                                                      ----------------  ----------------
Net cash flows from investing activities                                      (31,000)          211,000
                                                                      ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Changes in notes payable                                                 538,000        (1,122,000)
                                                                      ----------------  ----------------
Net cash flows from financing activities                                      538,000        (1,122,000)
                                                                      ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                       (1,032,000)        1,001,000
Cash and cash equivalents at beginning of period                            2,628,000         1,821,000
                                                                      ----------------  ----------------
Cash and cash equivalents at end of period                              $   1,596,000     $   2,822,000
                                                                      ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                         $      35,000     $      25,000
         Cash paid for income taxes                                                 -                 -


                             See notes to consolidated financial statements.

                                                    6

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2005, the results of operations for the three and six months ended May 31, 2005 and 2004 and the cash flows for the six months ended May 31, 2005 and 2004 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2005. Operating results for the three and six months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

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

        In accordance with SFAS No. 13, Accounting for Leases, the Company defers a portion of its revenue on the sale-leasebacks of its model homes. The Company will recognize the deferred revenue (the net present value of the lease payments) in equal increments over the term of the lease.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        FASB STATEMENT NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS
        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

2.      INVENTORY

        Inventory consists of the following as of May 31, 2005 and November 30, 2004:

                                          May 31, 2005          November 30,
                                          (UNAUDITED)               2004
                                       ------------------    ------------------
         Developed land                  $       923,000       $       351,000
         Work in process                       1,205,000             1,792,000
         Speculative and model homes           2,227,000               358,000
                                       ------------------    ------------------
                                         $     4,355,000       $     2,501,000
                                       ==================    ==================

        The Company capitalizes interest on loans directly associated with real estate development projects. During the six months ended May 31, 2005 and 2004, the Company capitalized $15,000 and $30,000 in interest, respectively.

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of May 31, 2005 and November 30, 2004:

                                              May 31, 2005        November 30,
                                               (UNAUDITED)            2004
                                            -----------------  -----------------
         Computer equipment and furniture     $      160,000     $      129,000
         Leasehold improvements                        6,000              4,000
         Other                                         2,000              5,000
                                            -----------------  -----------------
                                                     168,000            138,000
            Less: Accumulated Depreciation          (102,000)           (90,000)
                                            -----------------  -----------------
                                              $       66,000     $       48,000
                                            =================  =================

4.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following as of May 31, 2005 and November 30, 2004:

                                       May 31, 2005             November 30,
                                       (UNAUDITED)                  2004
                                    ------------------       -----------------
         Accounts payable             $       449,000          $      264,000
         Accrued expenses                     213,000                 303,000
         Customer deposits                    713,000                 798,000
         Deferred revenue                     280,000                  26,000
                                    ------------------       -----------------
                                      $     1,655,000          $    1,391,000
                                    ==================       =================

5.      NOTES PAYABLE

        Notes payable consists of borrowings under a $6.5 million revolving line of credit with Harbor Federal Savings Bank. Inventories and related homebuilding assets secure the credit facilities. The annual interest rate is the bank's prime rate plus 1% (6.75% at May 31, 2005).

6.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three and six months ended May 31, 2005, 30,000 and 63,000 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value (average of high and low trading prices) of the shares on the date issued. Compensation expense for the three and six-month periods ended May 31, 2005, amounted to $13,000 and $24,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

        OTHER COMPREHENSIVE INCOME:
        Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains (losses) on available for sale securities which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The following table reflects comprehensive income for the six months ended May 31, 2005 and 2004:

                                              2005              2004
                                          --------------    --------------

         Net income (loss)                    ($305,000)      $   128,000
         Other comprehensive items              (52,000)          263,000
                                          --------------    --------------
         Comprehensive income (loss)          ($357,000)      $   391,000
                                          ==============    ==============

7.       NET INCOME (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                                     Three months ended                   Six months ended
                                                                           May 31,                             May 31,
                                                              ----------------------------------   -------------------------------
                                                                    2005              2004              2005             2004
                                                              ----------------  ----------------   --------------   --------------
         Net income (loss) - (numerator)                        $    (343,000)    $      98,000      $  (305,000)     $   128,000
                                                              ================  ================   ==============   ==============

         BASIC:
             Weighted average shares
               outstanding - (denominator)                          9,406,000         9,264,000        9,389,000        9,252,000
                                                              ================  ================   ==============   ==============

             Net income (loss) per common share                 $       (0.04)    $        0.01      $     (0.03)     $      0.01
                                                              ================  ================   ==============   ==============

         DILUTED:
             Weighted average shares outstanding                    9,406,000         9,264,000        9,389,000        9,252,000

         Effect of dilutive securities                                      -           210,000                -          247,000
                                                              ----------------  ----------------   --------------   --------------
             Adjusted weighted average
               shares - (denominator)                               9,406,000         9,474,000        9,389,000        9,499,000
                                                              ================  ================   ==============   ==============

         Net income (loss) per common share - diluted           $       (0.04)    $        0.01      $     (0.03)     $      0.01
                                                              ================  ================   ==============   ==============

        The effects of 780,200 stock options outstanding as of May 31, 2005 have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive. The effects of 717,400 stock options outstanding as of May 31, 2004 have been excluded from common stock equivalents because their effect on income per share would be anti-dilutive.

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

        HOMEBUILDING
        Homes by Calton, LLC constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

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

        In accordance with SFAS No. 13, Accounting for Leases, the Company defers a portion of its revenue on the sale-leasebacks of its model homes. The Company will recognize the deferred revenue (the net present value of the lease payments) in equal increments over the term of the lease.

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

        CREDIT CARD LOYALTY BUSINESS
        PrivilegeONE Networks, LLC was formed to develop and implement the PrivilegeONE Loyalty Program. The patent pending program was developed to aggregate disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention to the individual entity through the issuance of co-branded credit cards and membership cards. To introduce the program, PrivilegeONE elected the initial target customer base of automobile dealers throughout the United States. This segment recognizes revenue upon receipt of its proportionate share of finance charges incurred on existing PrivilegeONE credit card accounts and upon receipt of fees associated with new card issuances. PrivilegeONE is not currently conducting any material business activities.

        Operating results, by industry segment, for the six months ended May 31, 2005 and 2004 are as follows (in thousands):

                                                                        SIX MONTHS ENDED MAY 31, 2005
                                                ---------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                 Credit Card
                                                    Internet       Loyalty                                        Total
                                                  Development      Business       Homebuilding     Corporate     Company
                                                ---------------------------------------------------------------------------
         Total revenues                           $       319      $      -       $      3,282     $       -     $  3,601
         Total cost of revenues                           148             1              2,495             -        2,644
         Depreciation and amortization                      5             -                 73             7           85
         Income (loss) from operations                      1            (1)                18          (539)        (356)
         Interest income (expense), net                     -             -                (20)            3          (17)
         Net income (loss)                                 16            (1)                14          (464)        (305)
         Total assets                             $       209      $      1       $      6,085     $     362     $  6,657


                                                                        SIX MONTHS ENDED MAY 31, 2004
                                                ---------------------------------------------------------------------------
                                                                                  (UNAUDITED)
                                                                 Credit Card
                                                    Internet       Loyalty                                        Total
                                                  Development      Business       Homebuilding     Corporate     Company
                                                ---------------------------------------------------------------------------

         Total revenues                           $       317      $      1       $      4,559     $       -     $  4,877
         Total cost of revenues                           146             1              3,673             -        3,820
         Depreciation and amortization                      1             -                 65            15           81
         Income (loss) from operations                     33            (1)                49          (611)         (81)
         Interest income (expense), net                     -             -                (22)            4          (18)
         Net income (loss)                                 46            (1)                47          (392)         128
         Total assets                             $       197      $      1       $      6,097     $   1,172     $  7,467

9.      DEFERRED REVENUE - RELATED PARTY

        The Company provides a uniform Employee Discount Plan which provides a seven and one half percent discount to employees who purchase a home from Homes by Calton as their principal residence. As of May 31, 2005, one corporate officer, Maria Caldarone, has entered into a contract to purchase a home under the Employee Discount Plan. The contract price is $551,000 of which $213,000 has been paid to the Company as of May 31, 2005.

10.     COMMITMENTS AND CONTINGENT LIABILITIES

        WARRANTY COMMITMENTS ON HOMES BY CALTON
        The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized and is included in accrued expenses on the Company's consolidated balance sheets. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of total revenue. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary.

        Following is the Company's warranty reserve activity for the six months ended May 31, 2005:


                 Balance at beginning of period           $     57,000
                 Reserves                                       17,000
                 Payments and other adjustments                (25,000)
                                                        ---------------
                 Balance at end of period                 $     49,000
                                                        ===============

        LAND PURCHASE AGREEMENTS
        In March 2005, the Company entered into a contract to purchase a 39-lot subdivision in Vero Beach, Florida subject to a due diligence period. In accordance with the contract, the Company was required to make an initial deposit of $50,000 that is refundable prior to the expiration of the due diligence period.

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $250,000 remains as of May 31, 2005. Sixteen (16) lots have been purchased under this Land Purchase Agreement as of May 31, 2005.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $12,000 remains as of May 31, 2005. Four lots have been purchased under this Land Purchase Agreement as of May 31, 2005.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2005 AND 2004

        REVENUES: Consolidated revenues for the three months ended May 31, 2005 decreased to $1,324,000 compared to $2,190,000 for the three months ended May 31, 2004. Revenues for the six months ended May 31, 2005 and 2004 were $3,601,000 and $4,877,000, respectively. The decrease for both the quarter and six months is primarily attributable to the Company's homebuilding segment which delivered fewer homes than during the same periods last year. The homebuilding segment has encountered significant delays in construction and the procurement of building permits and materials as a result of the continued hurricane recovery in the county in which it builds.

        COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the Internet development segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $883,000 for the quarter ended May 31, 2005 compared to $1,632,000 for the quarter ended May 31, 2004. Homebuilding cost of goods sold was $2,495,000 for the six months ended May 31, 2005 compared to $3,673,000 for the six months ended May 31, 2004. The reduction in cost of goods sold for both the quarter and six months was a result of fewer home deliveries during the same period year over year. Gross profit margin for the homebuilding segment was 24% and 18% for the quarters ended May 31, 2005 and 2004, respectively. Gross profit margin for the homebuilding segment was 24% and 19% for the six months ended May 31, 2005 and 2004, respectively. The increase for both the quarter and six-month gross profit margins was due to increased sales prices of homes delivered.

        Project personnel and expenses for the Internet development segment decreased from $83,000 in the three months ended May 31, 2004 to $78,000 in the three months ended May 31, 2005. Project personnel and expenses for the Internet development segment increased from $146,000 in the six months ended May 31, 2004 to $148,000 in the six months ended May 31, 2005. Gross profit margin for the Internet development segment was 54% and 57% for the quarters ended May 31, 2005 and 2004, respectively. Gross profit margin for the Internet development segment was 54% for both the six months ended May 31, 2005 and 2004.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended May 31, 2005 were $689,000 compared to $574,000 for the quarter ended May 31, 2004. Selling, general and administrative expenses for the six months ended May 31, 2005 were $1,313,000 compared to $1,138,000 for the six months ended May 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to increased sales and marketing costs for both the homebuilding and Internet development divisions.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for the quarters ended May 31, 2005 and 2004. Interest income decreased from $4,000 during the six months ended May 31, 2004 to $3,000 during the six months ended May 31, 2005. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2005.

        INTEREST EXPENSE: Interest expense amounted to $11,000 for both the three months ended May 31, 2005 and 2004. Interest expense amounted to $20,000 and $22,000 for the six months ended May 31, 2005 and 2004, respectively. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized on real estate inventory. During the three and six months ended May 31, 2005, the Company capitalized $7,000 and $15,000 of interest, respectively.

        REALIZED GAIN ON SALES OF MARKETABLE SECURITIES: During the quarter ended May 31, 2004, the Company received $228,000 from the sale of 237,500 shares of CorVu Corporation's common stock. The Company has additional shares of CorVu Corporation common stock with a current value of $51,000 as of May 31, 2005.

        LITIGATION SETTLEMENTS: The Company received $71,000 in litigation settlements for the six months ended May 31, 2005. The Company recorded $20,000 in litigation settlements for the six months ended May 31, 2004.


        SALES ACTIVITY AND BACKLOG                    Contract         Number
                                                       Backlog        of Homes
                                                    --------------   ----------

            Backlog as of November 30, 2004           $3,800,000          7

            Less:  Homes delivered during the
                 six months ended May 31, 2005        (3,300,000)        (6)

            Plus:  New contracts signed during the
                 six months ended May 31, 2005         6,200,000         10

                                                    --------------   ----------
            Backlog as of May 31, 2005                $6,700,000         11
                                                    ==============   ==========

        The Company is currently constructing homes in three communities:
        Riverside at The Island Club, Amelia Plantation and Pointe West, all located in Vero Beach, Florida. In addition, the Company has begun its "On-Your-Lot Program" in which it acts as the contract builder for individual landowners. The Company has one On-Your-Lot home in its backlog as of May 31, 2005.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        As of May 31, 2005, the Company had $2,763,000 in working capital compared to $3,042,000 at November 30, 2004. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowings availability under the Company's revolving credit facility, will be sufficient to support consolidated operations through at least the twelve-month period ending May 31, 2006.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company used $1,539,000 in cash for its operating activities during the six months ended May 31, 2005, compared to generating $1,912,000 in cash during the same period of the prior year. The current year's cash usage reflects a $1,854,000 increase in inventory as a result of the increased number of homes under construction.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company used $31,000 in cash in its investing activities during the six months ended May 31, 2005 for the purchase of equipment and software. The Company generated $211,000 in cash from its investing activities during the six months ended May 31, 2004, primarily related to the sale of marketable securities.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company generated $538,000 in cash from its financing activities during the six months ended May 31, 2005. This represented an increase in the Notes Payable outstanding in the homebuilding segment. The Company used $1,122,000 in its financing activities during the six months ended May 31, 2004. This represented payments on the Notes Payable outstanding in the homebuilding segment.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        LAND PURCHASE AGREEMENTS:

        In March 2005, the Company entered into a contract to purchase a 39-lot subdivision in Vero Beach, Florida subject to a due diligence period. In accordance with the contract, the Company was required to make an initial deposit of $50,000 that is refundable prior to the expiration of the due diligence period.

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The net deposit of $250,000 remains as of May 31, 2005. Sixteen (16) lots have been purchased under this Land Purchase Agreement as of May 31, 2005.

        In December 2003, the Company entered into a contract to purchase eight
        (8) developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $12,000 remains. Four lots have been purchased under this Land Purchase Agreement as of May 31, 2005.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $3 million.

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

        LOAN AGREEMENT:

        The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provides for $1.2 million of acquisition and construction financing and a $5 million line of credit. Interest on advances, which are secured by a mortgage on the Company's homebuilding inventories and related assets, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

        The Company repaid the $1.2 million acquisition and construction loan. The $5 million revolving credit facility was increased to $6.5 million in June 2004. As of May 31, 2005, $1,935,000 of advances under the line of credit were outstanding.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. As of May 31, 2005, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3.  CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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


                           PART II: OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        The Company held its 2005 Annual Meeting of Shareholders (the "Meeting") on May 11, 2005. At the Meeting, shareholders were asked to elect Anthony J. Caldarone as a director for a four-year term expiring at the 2009 annual meeting. The results of the voting were as follows:

                                                                                          Broker
                                      For        Against      Withheld      Abstain      Non-Vote
                                 ------------  -----------  ------------  -----------  ------------
        Anthony J. Caldarone       8,057,520         -         15,624           -           N/A

        The terms of each of J. Ernest Brophy, Mark N. Fessel, Kenneth D. Hill, Frank C. Smith, Jr. and John G. Yates (the other directors of the Company) continued after the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A)      Exhibits

                31.1    Certification by Chief Executive Officer pursuant to
                        Section 302 of Sarbanes- Oxley Act of 2002

                31.2    Certification by Chief Financial Officer pursuant to
                        Section 302 of Sarbanes-Oxley Act of 2002

                32.1    Certification by Chief Executive Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

                32.2    Certification by Chief Financial Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

        B)      Reports on Form 8-K

                On April 14, 2005, the Company filed a report on Form 8-K to report that it had issued a news release that disclosed its financial results for the quarter ended February 28, 2005.

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


                                               CALTON, INC.
                                 ---------------------------------------
                                               (Registrant)


                              By: /s/ Laura A. Camisa
                                 ---------------------------------------
                                 Laura A. Camisa
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)


Date:  July 15, 2005