Form 10QSB
period 2005-08-31
CALTON INC
filed 2005-10-17
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2005

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

As of October 14, 2005, 9,469,081 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                             CALTON, INC. AND SUBSIDIARIES
                                         INDEX


PART I.  FINANCIAL INFORMATION                                                Page No.
                                                                              --------

         Item 1. Financial Statements

                 Consolidated Balance Sheets at
                 August 31, 2005 (Unaudited) and November 30, 2004..........     3

                 Consolidated Statements of Operations (Unaudited) for the
                 Three Months Ended August 31, 2005 and August 31, 2004.....     4

                 Consolidated Statements of Operations (Unaudited) for the
                 Nine Months Ended August 31, 2005 and August 31, 2004......     5

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 Nine Months Ended August 31, 2005 and August 31, 2004......     6

                 Notes to Consolidated Financial Statements.................     7

         Item 2. Management's Discussion and Analysis or Plan of Operation..     14

         Item 3. Controls and Procedures....................................     17


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...........................     18

SIGNATURES       ...........................................................     19


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

--------------------------------------------------------------------------------

                                          PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                           CALTON, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                   August 31,       November 30,
                                                                                      2005              2004
                                                                                ---------------   ---------------
ASSETS                                                                            (UNAUDITED)
   Current Assets
      Cash and cash equivalents                                                  $   2,535,000     $   2,628,000
      Accounts receivable, net of allowance for doubtful accounts of $5,000
         as of August 31, 2005 and $23,000 as of November 30, 2004                     143,000           119,000
      Inventory                                                                      4,864,000         2,501,000
      Deposits on land                                                                 213,000           312,000
      Prepaid expenses and other current assets                                        417,000           270,000
                                                                                ---------------   ---------------
         Total current assets                                                        8,172,000         5,830,000
                                                                                ---------------   ---------------

   Deferred charges                                                                     27,000            97,000
   Property and equipment, net                                                         165,000            48,000
                                                                                ---------------   ---------------
         Total assets                                                            $   8,364,000     $   5,975,000
                                                                                ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable, accrued expenses and other liabilities                   $   1,788,000     $   1,391,000
      Deferred revenue - related party (Note 9)                                        359,000                 -
      Notes payable                                                                  2,743,000         1,397,000
                                                                                ---------------   ---------------
         Total current liabilities                                                   4,890,000         2,788,000
                                                                                ---------------   ---------------

   Commitments and contingent liabilities (Note 10)                                          -                 -

   Shareholders' Equity
      Common stock, $.05 par value, 25,000,000 shares authorized;
         9,469,000 and 9,372,000 shares outstanding at August 31, 2005
         and November 30, 2004, respectively                                           473,000           469,000
      Additional paid-in capital                                                    11,371,000        12,033,000
      Accumulated deficit                                                           (1,834,000)       (2,072,000)
      Less cost of shares held in treasury, 1,229,000 and 1,325,000 shares
         as of August 31, 2005 and November 30, 2004, respectively                  (6,652,000)       (7,346,000)
      Accumulated other comprehensive income                                           116,000           103,000
                                                                                ---------------   ---------------
         Total shareholders' equity                                                  3,474,000         3,187,000
                                                                                ---------------   ---------------
         Total liabilities and shareholders' equity                              $   8,364,000     $   5,975,000
                                                                                ===============   ===============


                                  See notes to consolidated financial statements.

                                                        3

                               CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                        (UNAUDITED)


                                                                2005            2004
                                                           --------------  --------------
REVENUE
  Homebuilding                                              $  3,584,000    $  3,193,000
  Website design and implementation                              223,000         158,000
                                                           --------------  --------------
                                                               3,807,000       3,351,000
                                                           --------------  --------------
COSTS AND EXPENSES
  Cost of sales
    Homebuilding                                               2,541,000       2,598,000
    Website design and implementation                            111,000          72,000
  Selling, general and administrative                            772,000         628,000
                                                           --------------  --------------
                                                               3,424,000       3,298,000
                                                           --------------  --------------
    Income from operations                                       383,000          53,000
                                                           --------------  --------------

OTHER INCOME (EXPENSE)
  Interest income                                                  2,000           2,000
  Interest expense                                               (14,000)         (3,000)
  Litigation settlements                                               -           5,000
  Insurance settlements                                          194,000               -
  Other expense                                                  (22,000)         (4,000)
                                                           --------------  --------------
                                                                 160,000               -
                                                           --------------  --------------

NET INCOME                                                  $    543,000    $     53,000
                                                           ==============  ==============

INCOME PER SHARE
                                                           --------------  --------------
  Basic and Diluted:                                        $       0.06    $       0.01
                                                           ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                      9,436,000       9,299,000
    Diluted                                                    9,553,000       9,400,000


                      See notes to consolidated financial statements.

                                            4

                                  CALTON, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                            NINE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                           (UNAUDITED)


                                                                       2005            2004
                                                                  --------------  --------------
REVENUE
  Homebuilding                                                     $  6,866,000    $  7,753,000
  Website design and implementation                                     542,000         475,000
  Credit card loyalty program                                                 -           1,000
                                                                  --------------  --------------
                                                                      7,408,000       8,229,000
                                                                  --------------  --------------
COSTS AND EXPENSES
  Cost of sales
    Homebuilding                                                      5,036,000       6,271,000
    Website design and implementation                                   259,000         218,000
    Credit card loyalty program                                           1,000           1,000
  Selling, general and administrative                                 2,085,000       1,766,000
                                                                  --------------  --------------
                                                                      7,381,000       8,256,000
                                                                  --------------  --------------
    Income (loss) from operations                                        27,000         (27,000)
                                                                  --------------  --------------

OTHER INCOME (EXPENSE)
  Interest income                                                         5,000           6,000
  Realized gain on sale of marketable securities                              -         228,000
  Interest expense                                                      (34,000)        (26,000)
  Litigation settlements                                                 71,000         (15,000)
  Insurance settlements                                                 194,000               -
  Other income (expense)                                                (25,000)         15,000
                                                                  --------------  --------------
                                                                        211,000         208,000
                                                                  --------------  --------------

NET INCOME                                                         $    238,000    $    181,000
                                                                  ==============  ==============

INCOME PER SHARE
                                                                  --------------  --------------
    Basic                                                          $       0.03    $       0.02
                                                                  ==============  ==============
    Diluted                                                        $       0.02    $       0.02
                                                                  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                             9,405,000       9,268,000
    Diluted                                                           9,529,000       9,405,000


                         See notes to consolidated financial statements.

                                                5

                                       CALTON, INC. AND SUBSIDIARIES
                                   CONOLIDATED STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED AUGUST 31, 2005 AND 2004
                                                (UNAUDITED)


                                                                               2005             2004
                                                                         ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $     238,000    $     181,000
   Adjustments to reconcile net income to net cash
       used in operating activities:
   Realized gain on sale of marketable securities                                     -         (228,000)
   Loss on disposal of long lived assets                                          2,000                -
   Depreciation                                                                  25,000          124,000
   Amortization of deferred charges                                              70,000                -
   Stock based compensation for directors                                        36,000           42,000
   Changes in operating assets and liabilities:
       Accounts receivable                                                      (24,000)          15,000
       Inventory                                                             (2,363,000)          45,000
       Deposits on land                                                          99,000         (312,000)
       Prepaid expenses and other assets                                       (147,000)         (28,000)
       Accounts payable, accrued expenses and other liabilities                 769,000          753,000
                                                                         ---------------  ---------------
Net cash flows from operating activities                                     (1,295,000)         592,000
                                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                       (145,000)         (24,000)
   Proceeds from the sale of long lived assets                                    1,000                -
   Proceeds from the sale of marketable securities                                    -          228,000
                                                                         ---------------  ---------------
Net cash flows from investing activities                                       (144,000)         204,000
                                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Changes in notes payable                                                   1,346,000         (668,000)
                                                                         ---------------  ---------------
Net cash flows from financing activities                                      1,346,000         (668,000)
                                                                         ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                            (93,000)         128,000
Cash and cash equivalents at beginning of period                              2,628,000        1,821,000
                                                                         ---------------  ---------------
Cash and cash equivalents at end of period                                $   2,535,000    $   1,949,000
                                                                         ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest                                             $      74,000    $      28,000
       Cash paid for income taxes                                                     -                -


                              See notes to consolidated financial statements.



                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 31, 2005, the results of operations for the three and nine months ended August 31, 2005 and 2004 and the cash flows for the nine months ended August 31, 2005 and 2004 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2005. Operating results for the three and nine months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending November 30, 2005.

        REVENUE RECOGNITION
        Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

        o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, customers perform walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company attempts to remedy any issues with its customers prior to closing.
        o In all instances, the buyer's commitment to repay financing obtained to purchase the property is between the buyer and the buyer's lender. The Company does not provide customer financing and there is no recourse against the Company for non-payment by the buyers.
        o The risks and rewards of ownership of the home pass to the customer at closing and the Company has no substantial continuing involvement with the property.

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

        FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS In March 2005, the FASB issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect of the adoption of FIN 47 on its consolidated results of operations and financial condition but does not expect it to have a material impact.

2.      INVENTORY

        Inventory consists of the following as of August 31, 2005 and November 30, 2004:

                                            August 31, 2005      November 30,
                                              (UNAUDITED)            2004
                                           -----------------  -----------------
            Developed land                   $      866,000     $      351,000
            Work in process                       3,015,000          1,792,000
            Speculative and model homes             983,000            358,000
                                           -----------------  -----------------
                                             $    4,864,000     $    2,501,000
                                           =================  =================

        The Company capitalizes interest associated with real estate development projects. During the nine months ended August 31, 2005 and 2004, the Company capitalized $40,000 and $51,000 in interest, respectively.

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of August 31, 2005 and November 30, 2004:

                                                       August 31, 2005      November 30,
                                                         (UNAUDITED)            2004
                                                      -----------------  -----------------
            Computer equipment and furniture            $      265,000     $      129,000
            Leasehold improvements                               6,000              4,000
            Other                                                9,000              5,000
                                                      -----------------  -----------------
                                                               280,000            138,000
                 Less: Accumulated Depreciation               (115,000)           (90,000)
                                                      -----------------  -----------------
                                                        $      165,000     $       48,000
                                                      =================  =================


4.      ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

        Accounts payable, accrued expenses and other liabilities consist of the following as of August 31, 2005 and November 30, 2004:

                                            August 31, 2005      November 30,
                                              (UNAUDITED)            2004
                                           -----------------  -----------------
            Accounts payable                 $      200,000     $      264,000
            Accrued expenses                        284,000            303,000
            Customer deposits                       944,000            798,000
            Deferred revenue                        719,000             26,000
                                           -----------------  -----------------
                                             $    2,147,000     $    1,391,000
                                           =================  =================

5.      NOTES PAYABLE

        Notes payable consists of borrowings under a $6.5 million revolving line of credit with Harbor Federal Savings Bank. Inventories and related homebuilding assets secure the credit facilities. The notes mature upon delivery of the homes. The annual interest rate is the bank's prime rate plus 1% (7.25% at August 31, 2005).

6.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three and nine months ended August 31, 2005, 33,000 and 97,000 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Compensation expense for the three and nine-month periods ended August 31, 2005, amounted to $13,000 and $36,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

        OTHER COMPREHENSIVE INCOME:
        Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains (losses) on available for sale securities which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The following table reflects comprehensive income for the nine months ended August 31, 2005 and 2004:

                                                2005            2004
                                            -------------  -------------

            Net income                       $   238,000    $   181,000
            Other comprehensive items             13,000        130,000
                                            -------------  -------------
            Comprehensive income             $   251,000    $   311,000
                                            =============  =============

7.      NET INCOME PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

                                                         Three months ended              Nine months ended
                                                             August 31,                     August 31,
                                                    ----------------------------   -----------------------------
                                                        2005           2004             2005            2004
                                                    -------------  -------------   -------------   -------------
        Net income  - (numerator)                    $   543,000    $    53,000     $   238,000     $   181,000
                                                    =============  =============   =============   =============

        BASIC:
            Weighted average shares
              outstanding - (denominator)              9,436,000      9,299,000       9,405,000       9,268,000
                                                    =============  =============   =============   =============

            Net income per common share              $      0.06    $      0.01     $      0.03     $      0.02
                                                    =============  =============   =============   =============

        DILUTED:
            Weighted average shares outstanding        9,436,000      9,299,000       9,405,000       9,268,000

        Effect of dilutive securities                    117,000        101,000         124,000         137,000
                                                    -------------  -------------   -------------   -------------
            Adjusted weighted average
              shares - (denominator)                   9,553,000      9,400,000       9,529,000       9,405,000
                                                    =============  =============   =============   =============

        Net income per common share - diluted        $      0.06    $      0.01     $      0.02     $      0.02
                                                    =============  =============   =============   =============

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

        HOMEBUILDING
        Homes by Calton, LLC constructs single-family residential homes in the state of Florida. Revenues and related profits from the homebuilding segment are recognized using the full accrual method, as the term is defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized under the full accrual method when the earning process of constructing the home has been completed as follows:

        o The Company recognizes revenue at the time of closing and title transfer. Prior to closing, customers perform walkthroughs of the home and any other procedures that they consider necessary to accept the home. The Company attempts to remedy any issues with its customers prior to closing.
        o In all instances, the buyer's commitment to repay financing obtained to purchase the property is between the buyer and the buyer's lender. The Company does not provide customer financing and there is no recourse against the Company for non-payment by the buyers.
        o The risks and rewards of ownership of the home pass to the customer at closing and the Company has no substantial continuing involvement with the property.

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

        Operating results, by industry segment, for the nine months ended August 31, 2005 and 2004 are as follows (in thousands):

                                                                NINE MONTHS ENDED AUGUST 31, 2005
                                           ---------------------------------------------------------------------
                                                                           (UNAUDITED)
                                                          Credit Card
                                              Internet      Loyalty                                    Total
                                            Development     Business     Homebuilding    Corporate     Company
                                           ---------------------------------------------------------------------
         Total revenues                     $       542    $        -     $     6,866    $       -    $   7,408
         Total cost of revenues                     258             1           5,037                     5,296
         Depreciation and amortization                8             -              10                        25
         Income (loss) from operations               25            (3)             76         (763)          27
         Interest income (expense), net               -             -             (34)           5          (29)
         Net income (loss)                           40            (3)             69         (495)         238
         Total assets                       $       234    $        -     $     7,546    $     584    $   8,364


                                                                NINE MONTHS ENDED AUGUST 31, 2004
                                           ---------------------------------------------------------------------
                                                                           (UNAUDITED)
                                                          Credit Card
                                              Internet      Loyalty                                    Total
                                            Development     Business     Homebuilding    Corporate     Company
                                           ---------------------------------------------------------------------

         Total revenues                     $       475    $        1     $     7,753    $       -    $   8,229
         Total cost of revenues                     218             1           6,271            -        6,490
         Depreciation and amortization                3             -             101           20          124
         Income (loss) from operations               67            (3)             83         (927)         (27)
         Interest income (expense), net               -             -             (26)           6          (20)
         Net income (loss)                           67            (3)             80         (692)         181
         Total assets                       $       218    $        1     $     6,110    $     746    $   7,075

9.      DEFERRED REVENUE - RELATED PARTY

        The Company provides a uniform Employee Discount Plan which provides a seven and one half percent discount to employees who purchase a home from Homes by Calton as their principal residence. As of August 31, 2005, one corporate officer, Maria Caldarone, has entered into a contract to purchase a home under the Employee Discount Plan. The contract price is $551,000 of which $359,000 has been paid to the Company as of August 31, 2005 and has been included in the accompanying condensed consolidated balance sheet as deferred revenue - related party.

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

        Following is the Company's warranty reserve activity for the nine months ended August 31, 2005:

                 Balance at beginning of period               $   57,000
                 Reserves                                         39,000
                 Payments and other adjustments                  (51,000)
                                                             ------------
                 Balance at end of period                     $   45,000
                                                             ============

        LAND PURCHASE AGREEMENTS
        In April 2004, the Company entered into a rolling option contract to purchase forty-one developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $210,000 remains as of August 31, 2005. Twenty lots have been purchased under this Land Purchase Agreement as of August 31, 2005.

        In December 2003, the Company entered into a contract to purchase eight developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $3,000 remains as of August 31, 2005. Seven lots have been purchased under this Land Purchase Agreement as of August 31, 2005.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $2.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2005 AND 2004

        REVENUES: Consolidated revenues for the three months ended August 31, 2005 increased to $3,807,000 compared to $3,351,000 for the three months ended August 31, 2004. Revenues for the nine months ended August 31, 2005 and 2004 were $7,408,000 and $8,229,000, respectively. The increase for the three months is primarily attributable to higher selling prices of the homes delivered in the homebuilding division and a 41% increase in revenues for the internet development division over the same period last year. The decrease for the nine months is primarily attributable to the Company's homebuilding segment which delivered fewer homes than during the same period last year. The homebuilding segment has encountered significant delays in construction and the procurement of building permits and materials as a result of the continued hurricane recovery in the county in which it builds.

        COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the Internet development segment and direct expenses of the credit card loyalty segment. Homebuilding cost of goods sold was $2,541,000 for the quarter ended August 31, 2005 compared to $2,598,000 for the quarter ended August 31, 2004. Homebuilding cost of goods sold was $5,036,000 for the nine months ended August 31, 2005 compared to $6,271,000 for the nine months ended August 31, 2004. The reduction in cost of goods sold for the nine months was a result of fewer home deliveries during the same period of the prior year. Gross profit margin for the homebuilding segment was 29% and 19% for the quarters ended August 31, 2005 and 2004, respectively, and 27% and 19% for the nine months ended August 31, 2005 and 2004, respectively. The increase for both the quarter and nine-month gross profit margins was due to increased sales prices of homes delivered.

        Project personnel and expenses for the Internet development segment increased to $111,000 in the three months ended August 31, 2005 from $72,000 in the three months ended August 31, 2004. Project personnel and expenses for the Internet development segment increased from $218,000 in the nine months ended August 31, 2004 to $259,000 in the nine months ended August 31, 2005. The increases in both periods were due to increased staffing and additional project activity. Gross profit margin for the Internet development segment was 50% and 54% for the quarters ended August 31, 2005 and 2004, respectively. Gross profit margin for the Internet development segment was 52% and 54% for the nine months ended August 31, 2005 and 2004, respectively.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended August 31, 2005 were $772,000 compared to $628,000 for the quarter ended August 31, 2004. Selling, general and administrative expenses for the nine months ended August 31, 2005 were $2,085,000 compared to $1,766,000 for the nine months ended August 31, 2004. The increase in selling, general and administrative expenses is primarily attributable to increases in personnel at the homebuilding division and increased sales and marketing costs for both the homebuilding and Internet development divisions.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for the quarters ended August 31, 2005 and 2004. Interest income decreased from $6,000 during the nine months ended August 31, 2004 to $5,000 during the nine months ended August 31, 2005. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2005.

        INTEREST EXPENSE: Interest expense amounted to $14,000 and $3,000 for the three months ended August 31, 2005 and 2004. Interest expense amounted to $34,000 and $26,000 for the nine months ended August 31, 2005 and 2004, respectively. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three and nine months ended August 31, 2005, the Company capitalized $25,000 and $40,000 of interest, respectively.

        REALIZED GAIN ON SALES OF MARKETABLE SECURITIES: During the nine months ended August 31, 2004, the Company received $228,000 from the sale of 237,500 shares of CorVu Corporation's common stock. The Company has additional shares of CorVu Corporation common stock with a current value of $116,000 as of August 31, 2005.

        LITIGATION SETTLEMENTS: The Company received $71,000 in litigation settlements for the nine months ended August 31, 2005. The Company paid $15,000 in litigation settlements for the nine months ended August 31, 2004.

        OTHER INCOME (EXPENSE): The Company received a $194,000 insurance settlement during the three months ended August 31, 2005 for business interruption losses sustained due to Hurricanes Frances and Jeanne.

        SALES ACTIVITY AND BACKLOG:

                                                           Contract        Number
                                                           Backlog        of Homes
                                                      ----------------  -------------
        Backlog as of  November 30, 2004               $    3,800,000         7

        Plus: New contracts signed during the
            nine months ended August 31, 2005              12,027,000        20

        Less: Homes delivered during the
            nine months ended August 31, 2005              (7,035,000)      (12)

                                                      ----------------  -------------
        Backlog as of August 31, 2005                  $    8,792,000        15
                                                      ================  =============

        The Company is currently constructing homes in two communities: Amelia Plantation and Pointe West, located in Vero Beach, Florida. In addition, the Company has begun its "On-Your-Lot Program" in which it acts as the contract builder for individual landowners. The Company has one On-Your-Lot home in its backlog as of August 31, 2005. Management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and to create a more diversified product offering.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        As of August 31, 2005, the Company had $3,282,000 in working capital compared to $3,042,000 at November 30, 2004. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowings availability under the Company's revolving credit facility, will be sufficient to support consolidated operations through at least the twelve-month period ending August 31, 2006.

        CASH FLOWS FROM OPERATING ACTIVITIES
        The Company used $1,295,000 in cash for its operating activities during the nine months ended August 31, 2005, compared to generating $592,000 in cash during the same period of the prior year. The current year's cash usage reflects a $2,363,000 increase in inventory as a result of the increased number of homes under construction.

        CASH FLOWS FROM INVESTING ACTIVITIES
        The Company used $144,000 in cash in its investing activities during the nine months ended August 31, 2005 for the purchase of furniture for the model homes, computer equipment and software. The Company generated $204,000 in cash from its investing activities during the nine months ended August 31, 2004, primarily related to the sale of marketable securities.

        CASH FLOWS FROM FINANCING ACTIVITIES
        The Company generated $1,346,000 in cash from its financing activities during the nine months ended August 31, 2005. This represented an increase in the Notes Payable outstanding in the homebuilding segment. The Company used $668,000 in its financing activities during the nine months ended August 31, 2004. This represented payments on the Notes Payable outstanding in the homebuilding segment.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        LAND PURCHASE AGREEMENTS:
        In April 2004, the Company entered into a rolling option contract to purchase forty-one developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The net deposit of $210,000 remains as of August 31, 2005. Twenty lots have been purchased under this Land Purchase Agreement as of August 31, 2005.

        In December 2003, the Company entered into a contract to purchase eight developed lots in the Amelia Plantation development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $3,000 remains. Seven lots have been purchased under this Land Purchase Agreement as of August 31, 2005.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $2.3 million.

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

        LOAN AGREEMENT:
        The Company entered into a loan agreement with Harbor Federal Savings Bank in August of 2003. The loan agreement provided for $1.2 million of acquisition and construction financing and a $5 million line of credit. Interest on advances, which are secured by a mortgage on the Company's homebuilding inventories and related assets, accrues at a rate equal to the prime rate plus one percent (1%) per annum. The Company repaid the $1.2 million acquisition and construction loan. The $5 million revolving credit facility was increased to $6.5 million in June 2004. As of August 31, 2005, $2,743,000 of advances under the line of credit were outstanding.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. As of August 31, 2005, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                31.1    Certification by Chief Executive Officer pursuant to
                        Section 302 of Sarbanes- Oxley Act of 2002

                31.2    Certification by Chief Financial Officer pursuant to
                        Section 302 of Sarbanes-Oxley Act of 2002

                32.1    Certification by Chief Executive Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002

                32.2    Certification by Chief Financial Officer pursuant to
                        Section 906 of Sarbanes- Oxley Act of 2002


        B)      Reports on Form 8-K

                On July 15, 2005, the Company filed a report on Form 8-K to report that it had issued a news release that disclosed its financial results for the quarter ended May 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Calton, Inc.
                                          --------------------------------------
                                                      (Registrant)

                                      By: /s/ Laura A. Camisa
                                          --------------------------------------
                                          Laura A. Camisa
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


Date: October 14, 2005