Form 10KSB
period 2005-11-30
CALTON INC
filed 2006-02-28
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2005

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

                         Common Stock, $0.05 par value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Revenues for the fiscal year ended November 30, 2005: $13,848,000.

The aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the OTC Bulletin Board) of voting shares and non-voting equity held by non-affiliates of the registrant as of February 17, 2006 was $1,576,065.

As of February 17, 2006, 9,497,491 shares of Common Stock were outstanding.

Certain portions of the Company's Proxy Statement for the annual meeting of shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

--------------------------------------------------------------------------------
DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-KSB, including in Part II, Item 6: "Management's Discussion and Analysis or Plan of Operation" and the statements under "Business" are, or may be deemed to be, "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar phrases are intended to identify such forward-looking statements. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties, include without limitation, the Company's ability to raise capital, matters related to national and local economic conditions, including conditions in the residential homebuilding industry, the effect of governmental regulation on the Company, commercial acceptance of the Company's co-branded customer loyalty credit card program, the competitive environment in which the Company operates, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, changes in interest rates, and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. The forward-looking statements are made of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     (A)  BUSINESS DEVELOPMENT

          Calton, Inc. (the "Company" or "Calton") was incorporated in 1981 and is a New Jersey corporation.

          The Company's primary business activity is homebuilding. The Company is also in the business of providing Internet business solutions and a loyalty and co-branded credit card program which both recently generated minimal revenues.

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

          During fiscal 2004 and 2005, Homes by Calton expanded its homebuilding operations throughout the Indian River County market area. Currently, the Company is constructing homes in two different communities. In addition, management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and to create a more diversified product offering. However, there can be no assurances that transactions can be entered into on terms reasonably satisfactory to management.

          In addition to developing residential communities, the Company offers its "On Your Lot" program pursuant to which the Company arranges for the construction of homes for individual landowners.

          PRODUCT OFFERING
          Homes by Calton offers single-family detached homes at prices, including customized options and lot premiums, which have ranged from $461,000 up to $704,000 during the year ended November 30, 2005. Homes by Calton offers four different house floor plans in each of its communities, with the size of homes ranging from 2,700 to 3,600 square feet. A wide selection of options is available to purchasers for additional charges. Major options include built-in entertainment centers, bonus rooms and pools. On average, Homes by Calton's homebuyers added approximately 16%, or $81,000 per home, in options and lot premiums to the base price of homes delivered in fiscal 2005. At November 30, 2005, four homes were under contract, representing $2,250,000 of sales backlog.

          PRODUCT DEVELOPMENT
          The Company increased its land bank in fiscal 2004 by entering into two land purchase agreements covering an additional 49 developed lots in Vero Beach, Florida in two different subdivisions. Each, by virtue of the lot size and zoning requirements, required eight new model types to be developed and were introduced into the marketplace in the spring of 2005. In addition, the Company plans to use the new and existing model types to refine its "On Your Lot" program.

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

          CONSTRUCTION
          Homes by Calton employees provide purchasing and quality assurance for, and construction management of, the homes it builds, while the material and labor components of its homes are provided by subcontractors. Homes by Calton generally contracts for most of its materials and labor at fixed prices during the construction period of the home. This process allows Homes by Calton to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. Homes by Calton complies with local and state building codes, including Florida's stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home's design, Homes by Calton construction time generally ranges from about 150 to 180 calendar days.

          COMPETITION
          The homebuilding business is highly competitive and fragmented. Homes by Calton competes with numerous homebuilders of varying sizes, ranging from local to national in scope, some of which have significantly greater sales and financial resources than Homes by Calton. Sales of existing homes are also a competitive factor. Homes by Calton competes primarily on the basis of price, location, design, quality and service.

          REGULATORY AND ENVIRONMENTAL MATTERS
          Homes by Calton's operations are subject to Federal, state and local laws and regulations. In particular, development of property in Florida is subject to comprehensive Federal and state environmental legislation. This regulatory framework, in general, encompasses areas such as traffic considerations, availability of municipal services, use of natural resources, impact of growth, utility services, conformity with local and regional plans, together with a number of other safety and health regulations. Permits and approvals mandated by regulation for development of any magnitude are often numerous, significantly time-consuming and onerous to obtain and not guaranteed. Such permits, once expired, may or may not be renewed and development for which the permit is required may not be completed if such renewal is not granted. These requirements have a direct bearing on Homes by Calton's ability to further develop communities in Florida. Although the Company believes that Homes by Calton's operations are in full compliance in all material respects with applicable Federal, state and local requirements, Homes by Calton's growth and development opportunities in Florida may be limited and more costly as a result of legislative, regulatory or municipal requirements.

          Homes by Calton's operating costs may also be affected by the cost of complying with existing or future environmental laws, ordinances and regulations, which require a current or previous owner or operator of real property to bear the costs of removal or remediation of hazardous or toxic substances on, under, or in the property.

          ECALTON.COM
          eCalton provides Internet business solutions that empower large and medium-sized businesses to rapidly create, deliver and manage e-commerce solutions and web initiatives. eCalton provides its clients with proven, cost-effective software solutions supported by consulting personnel to assist with implementation and ongoing project support. eCalton's service offerings include application development, commerce portals, eBusiness integration, and outsourcing infrastructure. The Company has identified and focuses on one prime vertical market segment, the homebuilding industry. eCalton assists homebuilders in using the Internet to communicate effectively with customers, suppliers, trades and employees by developing and implementing cost-effective web-based solutions and strategies.

          SALES AND MARKETING
          eCalton markets its services through existing client referrals, its Web site, WWW.ECALTON.COM, direct mail, trade shows and co-operative advertising. In addition, eCalton establishes strategic partnerships with complementary organizations such as advertising agencies and homebuilding technology suppliers to facilitate cooperative advertising and lead generation.

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

          PRIVILEGEONE NETWORKS, LLC
          PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty program. The patent pending program is designed to aggregate disparate entities under the PrivilegeONE umbrella to create customer loyalty and retention through the issuance of co-branded credit card and membership cards. PrivilegeONE initially focused on the retail automobile industry. Under the terms of this program, customers of participating automobile dealers were offered the opportunity to apply for the PrivilegeONE VISA credit card. Through PrivilegeONE's unique credit card acquisition system technology, qualifying customers were granted instant credit approval. By using the PrivilegeONE card, customers earned rebate dollars, which could be redeemed when the customer purchased or leased a new or used vehicle. In addition, participating dealers provided up to a ten percent discount on parts and service when the PrivilegeONE card was used at the dealership. As a result of a shift in strategy, PrivilegeONE did not conduct any significant business activities in fiscal 2005 other than the redemption of the PrivilegeONE Rebate Dollars. It is currently exploring different opportunities for revenue generation, including, but not limited to, licensing its online credit card acquisition system and joint venture opportunities.

          INSTALLED DEALERSHIPS
          The PrivilegeONE co-branded loyalty and credit card program was initially launched at 29 retail automotive dealerships in New York, New Jersey and New Hampshire. Approximately 2,200 cards were initially issued. No cards have been issued since March 2003 when the program expired; however, existing cardholders were able to redeem their rebate dollars with a participating dealership through June 2005. As of November 30, 2005, there are no dealerships installed with the PrivilegeONE system.

          PATENTS & TRADEMARKS
          PrivilegeONE has applied to the United States Patent and Trademark Office for a patent for CCAS, its online credit card acquisition system. No assurance can be given that the patent will be issued. However, on September 25, 2003, the U.S. Patent Office issued PrivilegeONE a Patent Application Publication Number, US 2003/0182247 A1. PrivilegeONE has received Preliminary Patent Approval and has requested a formal approval from the U.S. Patent Office. Failure to obtain patent protection for CCAS, which the Company believes gives PrivilegeONE an advantage over potential competitors, could result in other parties duplicating the system.

          PrivilegeONE has received trademark registrations for "PrivilegeONE" and the PrivilegeONE stylized logo.

          SEGMENT DATA
          See Note 7 to the Company's Consolidated Financial Statements for financial data about its segments.

          EMPLOYEES
          As of February 17, 2006, the Company and its wholly owned subsidiaries employed 27 full time personnel and two part-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company currently leases: (a) approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,000 per month, for a renewable term of one year, (b) approximately 2,000 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $2,750 for a term of five years ending September 2009, (c) approximately 1,400 square feet of office space in Melbourne, Florida at a monthly rate of approximately $1,900 on a month-to-month basis and (d) two model homes pursuant to sale-leaseback arrangements at the Pointe West community in Vero Beach, under renewable terms of one year each, for a combined total of $8,250 per month. Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

          Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this item.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of fiscal 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

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

          The Company's common stock is currently being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the AMEX, it intends to reapply for trading on the AMEX. The following chart reflects the high and low sales prices of the common stock during fiscal 2005 and 2004:

                      FISCAL 2005             High       Low
                                            --------   --------

                      1st Quarter             $0.48      $0.27
                      2nd Quarter              0.76       0.40
                      3rd Quarter              0.48       0.36
                      4th Quarter              0.61       0.35


                      FISCAL 2004             High       Low
                                            --------   --------

                      1st Quarter             $0.81      $0.50
                      2nd Quarter              1.09       0.35
                      3rd Quarter              0.47       0.30
                      4th Quarter              0.45       0.33

          At February 17, 2006, there were approximately 374 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sales price the Company's common stock as reported by the OTC Bulletin Board was $0.56.

          In fiscal 2005 and 2004, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of operations and for general corporate purposes.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

          REVENUES: Consolidated revenues increased from $12,202,000 in 2004 to $13,848,000 in 2005. The majority of this increase occurred in the homebuilding segment where revenues increased from $11,587,000 in 2004 to $13,120,000 in 2005. The increase in revenues is primarily attributable to increased base sales prices of homes sold. Revenues from the homebuilding operations are anticipated to continue to outpace revenues from other business operations and are ultimately expected to constitute the most significant component of consolidated revenues.

          Revenues from the internet development division of eCalton increased from $614,000 in 2004 to $728,000 in 2005.

          The Credit Card Loyalty segment did not generate any revenues in 2005 compared to $1,000 in 2004. This segment has undergone a shift in strategy and is now exploring different opportunities for revenue generation including, but not limited to, licensing its patent-pending software and joint venture prospects.

          COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment, project personnel and expenses associated with the internet development segment, and credit card loyalty program direct expenses. Homebuilding cost of goods sold increased from $9,176,000 for the year ended November 30, 2004 to $9,762,000 for the year ended November 30, 2005 primarily as a result of the increased revenues. Project personnel and expenses for eCalton increased from $289,000 in 2004 to $358,000 in 2005. The increase was due to increased staffing and additional project activity during the year. Gross profits on revenues for the homebuilding business increased to 26% in 2005 from 21% in 2004 due to higher sales prices of homes. Gross profits on revenues for the internet development segment were 53% and 51% for the years ended November 30, 2004 and 2005, respectively.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased from $2,276,000 in 2004 to $2,709,000 in 2005. The increase in selling, general and administrative expenses is primarily attributable to increases in personnel at the homebuilding division and increased sales and marketing expenditures at the homebuilding and Internet development divisions.

          INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income decreased from $8,000 in 2004 to $6,000 in 2005. The decrease was a result of lower average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during 2006.

          INTEREST EXPENSE: Interest expense amounted to $153,000 for the year ended November 30, 2005 compared to $165,000 for the year ended November 30, 2004. Interest is incurred on the Company's demand revolving line of credit and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the years ended November 30, 2005 and 2004, the Company capitalized $98,000 and $84,000, respectively

          GAINS ON INVESTMENTS: During the year ended November 30, 2005, the Company incurred a $48,000 unrealized loss on the carrying value of CorVu Corporation's common stock. During the year ended November 30, 2004, the Company realized a gain of $228,000 from the sale of 237,500 shares of CorVu Corporation's common stock. As of November 30, 2005, the Company carried CorVu common stock with a fair value of $55,000.

          LITIGATION SETTLEMENTS: The Company received $71,000 in litigation settlements during the year ended November 30, 2005. The Company paid $20,000 in litigation settlements and received $5,000 as a result of the resolution of certain matters in the year ended November 30, 2004.

          OTHER INCOME (EXPENSE): The Company received a $194,000 insurance settlement during the year ended November 30, 2005 for business interruption losses sustained due to Hurricanes Frances and Jeanne.

          SALES ACTIVITY AND BACKLOG:

                                                          Contract         Number
                                                          Backlog         of Homes
                                                      ---------------  ---------------
          Backlog as of November 30, 2004               $ 3,800,000           7

          Less:  Homes delivered during the
                 year ended November 30, 2005           (13,120,000)        (22)

          Plus:  New contracts signed during the
                 year ended November 30, 2005            11,570,000          19

                                                      ---------------  ---------------
          Backlog as of November 30, 2005               $ 2,250,000           4
                                                      ===============  ===============

          The Company is currently constructing homes in two communities: Amelia Plantation and Pointe West, located in Vero Beach, Florida. In addition the Company has begun its "On-Your-Lot" program in which it arranges for the construction of homes for individual landowners. The Company has one On-Your-Lot home in its backlog as of November 30, 2005. In December 2005, the Company acquired a 10-acre parcel in Vero Beach, Florida on which it intends to construct 21 single family homes. Management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and create a more diversified product offering.

          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL:

          In November 2005, the Company entered into a contract to purchase an undeveloped 10-acre parcel in Vero Beach, Florida for the development of 21 single family homes. The Company purchased the land in December 2005 through a combination of new bank financing and working capital.

          In fiscal 2004, the Company entered into two land purchase agreements covering 49 developed lots in Vero Beach, Florida. The majority of the lots are under a rolling option land purchase agreement. The lot purchases are financed through bank financing (Note 4) and working capital. The Company plans to complete the development of these lots, develop its "On Your Lot" program and pursue other opportunities in the homebuilding industry in Florida.

          As of November 30, 2005, the Company had $4,144,000 in working capital compared to $3,042,000 at November 30, 2004. Management believes that cash on hand as of November 30, 2005, plus amounts to be generated from operations, borrowing availability under the Company's revolving credit facility and bank financing, will be sufficient to support consolidated operations during fiscal 2006.

          CASH FLOWS FROM OPERATING ACTIVITIES:

          The Company used $281,000 in cash in its operating activities during the year ending November 30, 2005 compared to generating $2,101,000 in cash in its operating activities in the year ending November 30, 2004. The primary use of cash in 2005 was the increase in homebuilding inventory levels.

          CASH FLOWS FROM INVESTING ACTIVITIES:

          The Company used $150,000 in investing activities during the year ended November 30, 2005. The use of cash represents the purchase of furniture for its model homes and the purchase of computer equipment. The Company generated cash of $250,000 from investing activities during the year ended November 30, 2004. This represented cash received from the sale of available-for-sale equity securities and the net of purchases and disposals of property and equipment.

          CASH FLOWS FROM FINANCING ACTIVITIES:

          The Company generated $540,000 in cash from its financing activities for the year ended November 30, 2005. This represented borrowings on the Company's construction line of credit. The Company used $1,544,000 in cash from financing activities for the year ended November 30, 2004. This represented payments on the Company's construction line of credit.

          As a result of the above cash flow activities, cash increased from $2,628,000 at November 30, 2004 to $2,737,000 at November 30, 2005.
          Total working capital increased from $3,042,000 at November 30, 2004 to $4,144,000 at November 30, 2005.

          COMMITMENTS, GUARANTEES AND CONTINGENCIES

          LAND PURCHASE AGREEMENTS:

          In November 2005, the Company entered into a contract to purchase an undeveloped 10-acre parcel in Vero Beach, Florida for the development of 21 single family homes. The Company purchased the land in December 2005 and anticipates construction to commence in the fourth quarter of fiscal 2006.

          In April 2004, the Company entered in to a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The deposit remaining as of November 30, 2005 is $140,000. Twenty-six lots have been purchased under this agreement as of November 30, 2005.

          The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $1.5 million.

          PROFIT SHARING ARRANGEMENT:

          The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

          LOAN AGREEMENT:

          The Company maintains a $6.5 million construction revolving line of credit with Harbor Federal Savings Bank. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of November 30, 2005, $1,937,000 of advances under the line of credit was outstanding.

          In December 2005, the Company financed the purchase of a 10-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

          OPERATING LEASE COMMITMENTS:

          The Company and its consolidated subsidiaries lease their facilities with various expiration dates through 2009. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                            2006                $    152,000
                            2007                      69,000
                            2008                      36,000
                            2009                      38,000
                                               --------------
                            Total               $    295,000
                                               ==============

          GUARANTEES AND OFF BALANCE SHEET ARRANGEMENTS:

          The Company has no guarantees outside of the consolidated organization and no off balance sheet arrangements of any nature.

          PARTICULARLY SENSITIVE ACCOUNTING ESTIMATES

          RESERVE FOR BAD DEBTS: The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. The Company continues to perform formal reviews on all open accounts receivable, write off balances known to be uncollectible against existing reserves, and estimate the appropriate levels of reserves on existing balances. As a result of this on-going process, reserves were reduced from $23,000 as of November 30, 2004 to $5,000 as of November 30, 2005.

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

          ESTIMATED CONSTRUCTION COSTS:
          The Company recognizes revenue from fixed price and modified fixed price construction contracts for homebuilding on customer-owned lots based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

          RECENT ACCOUNTING PRINCIPLES

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

          FASB STATEMENT NO. 123 (R) (STATEMENT 123(R))
          On December 16, 2004, the FASB issued Statement No. 123 (revised
          2004), "Share-Based Payments." Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

          FASB STATEMENT NO. 155, FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140
          In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS

          The Financial Statements are set forth herein commencing on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          EXECUTIVE OFFICERS

          The executive officers of the Company, as of February 24, 2006, are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

          Name                      Age     Position
          ----                      ---     --------
          Anthony J. Caldarone      68      Chairman, President and Chief Executive Officer
                                            Chairman and Chief Executive Officer - Homes by Calton, LLC
                                            President - eCalton.com, Inc.
          Maria F. Caldarone        42      Executive Vice President of Corporate Development and Asst. Secretary
                                            President - Homes by Calton, LLC
                                            Executive Vice President of Operations - PrivilegeONE
          Laura A. Camisa           43      Senior Vice President, Chief Financial Officer and Treasurer
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

          Ms. Camisa has served as Chief Financial Officer and Treasurer of the Company since April 2004 and Senior Vice President of the Company since September 2002. From April 2000 until her appointment as Senior Vice President, she served as the Company's Vice President of Strategic Planning, having been hired in February 2000 as a Financial Analyst. Ms. Camisa was appointed Senior Vice President of Homes by Calton in January 2004 and Executive Vice President of eCalton in June 2001. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing, as well as successfully completing the company's Investment Banking Analyst Training Program.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                         CALTON, INC.
                                         ---------------------------------------
                                         (Registrant)

Dated: February 24, 2006              By: /s/ Laura A. Camisa
                                         ---------------------------------------
                                         Laura A. Camisa, Senior Vice President,
                                         Chief Financial Officer and Treasurer


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

        Signature                                Title                               Date
        ---------                                -----                               ----

/s/ Anthony J. Caldarone         Chairman, President, Chief Executive          February 24, 2006
------------------------------   Officer & Director (Principal Executive
Anthony J. Caldarone             Officer)

/s/ Laura A. Camisa              Senior Vice President, Chief Financial        February 24, 2006
------------------------------   Officer & Treasurer (Principal Financial
Laura A. Camisa                  & Accounting Officer)

/s/ J. Ernest Brophy             Director                                      February 24, 2006
------------------------------
J. Ernest Brophy

/s/ Mark N. Fessel               Director                                      February 24, 2006
------------------------------
Mark N. Fessel

/s/ Kenneth D. Hill              Director                                      February 24, 2006
------------------------------
Kenneth D. Hill

/s/ Frank Cavell Smith, Jr.      Director                                      February 24, 2006
------------------------------
Frank Cavell Smith, Jr.

/s/ John G. Yates                Director                                      February 24, 2006
------------------------------
John G. Yates

                         CALTON, INC. AND SUBSIDIARIES
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

Report of Independent Registered Public Accounting Firm                F-2

Consolidated Balance Sheet as of November 30, 2005                     F-3

Consolidated Statements of Operations for the Years Ended
November 30, 2005 and 2004                                             F-4

Consolidated Statements of Cash Flows for the Years Ended
November 30, 2005 and 2004                                             F-5

Consolidated Statements of Shareholders' Equity for the Years
Ended November 30, 2005 and 2004                                       F-6

Notes to Consolidated Financial Statements                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Shareholders
Calton, Inc.


We have audited the accompanying consolidated balance sheet of Calton, Inc. and Subsidiaries ("Calton") as of November 30, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended November 30, 2005. These consolidated financial statements are the responsibility of Calton's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. We were not engaged to perform an audit of Calton's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Calton's internal control over financial reporting. Accordingly, we express no opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries at November 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.




                                        /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
February 3, 2006

                         CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               NOVEMBER 30, 2005


                                                                November 30,
                                                                    2005
                                                               --------------
ASSETS
    Current Assets
       Cash and cash equivalents                               $   2,737,000
       Accounts receivable, net of allowance for doubtful
         accounts of $5,000                                          261,000
       Inventory                                                   4,734,000
       Deposits on land                                              350,000
       Prepaid expenses and other current assets                     164,000
                                                               --------------
         Total current assets                                      8,246,000
                                                               --------------

       Deferred charges                                               19,000
       Property and equipment, net                                   159,000
                                                               --------------
         Total assets                                          $   8,424,000
                                                               ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
       Accounts payable                                        $   1,058,000
       Accrued expenses                                              617,000
       Other current liabilities                                     490,000
       Notes payable                                               1,937,000
                                                               --------------
         Total liabilities                                         4,102,000
                                                               --------------

    Commitments and contingent liabilities (Note 9)                        -

    Shareholders' Equity
       Common stock, $.05 par value, 25,000,000 shares
         authorized; 10,697,855 shares issued and 9,497,491
         shares outstanding                                          475,000
       Additional paid-in capital                                 11,178,000
       Accumulated deficit                                          (938,000)
       Less cost of shares held in treasury 1,200,364 shares      (6,448,000)
       Accumulated other comprehensive income                         55,000
                                                               --------------
         Total shareholders' equity                                4,322,000
                                                               --------------
         Total liabilities and shareholders' equity            $   8,424,000
                                                               ==============


                 See notes to consolidated financial statements.


                                CALTON, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           YEARS ENDED NOVEMBER 30, 2005 AND 2004


                                                             2005                2004
                                                       ----------------    ----------------
REVENUE
    Homebuilding and consulting                        $    13,120,000     $    11,587,000
    Internet development                                       728,000             614,000
    Credit card loyalty program                                      -               1,000
                                                       ----------------    ----------------
                                                            13,848,000          12,202,000
                                                       ----------------    ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                           9,762,000           9,176,000
      Internet development                                     358,000             289,000
      Credit card loyalty program                                1,000               1,000
    Selling, general and administrative                      2,709,000           2,276,000
                                                       ----------------    ----------------
                                                            12,830,000          11,742,000
                                                       ----------------    ----------------
      Income from operations                                 1,018,000             460,000

OTHER (EXPENSE) INCOME
    Interest income                                              6,000               8,000
    Interest expense                                          (153,000)           (165,000)
    Realized gain on sale of marketable securities                   -             228,000
    Litigation settlements                                      71,000             (15,000)
    Other income                                               194,000              41,000
                                                       ----------------    ----------------
      Net income before income taxes                         1,136,000             557,000

INCOME TAX (EXPENSE) BENEFIT                                    (2,000)              4,000
                                                       ----------------    ----------------

NET INCOME                                             $     1,134,000     $       561,000
                                                       ================    ================

INCOME PER SHARE:
    Basic and Diluted:                                 $          0.12     $          0.06
                                                       ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                  9,421,000           9,285,000
                                                       ================    ================
      Diluted                                                9,545,000           9,414,000
                                                       ================    ================

                       See notes to consolidated financial statements.


                                        CALTON, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED NOVEMBER 30, 2005 AND 2004


                                                                              2005                2004
                                                                        ----------------    ----------------
Cash flows from operating activities
Net income                                                              $     1,134,000     $       561,000
     Adjustments to reconcile net income to net cash
         used in operating activities:
     Realized gain on sale of marketable securities                                   -            (228,000)
     Gain on disposal of long lived assets                                            -             (49,000)
     Depreciation                                                                39,000              32,000
     Amortization of deferred charges                                           111,000             136,000
     Increase in deferred charges                                               (33,000)                  -
     Stock-based compensation for directors                                      49,000              55,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (142,000)            (18,000)
         Inventory                                                           (2,233,000)          1,834,000
         Deposits on land                                                       (38,000)           (312,000)
         Prepaid expenses and other assets                                       58,000             (72,000)
         Accounts payable                                                       794,000             162,000
         Accrued expenses                                                       313,000                   -
         Other current liabilities                                             (333,000)                  -
                                                                        ----------------    ----------------
Net cash flows from operating activities                                       (281,000)          2,101,000
                                                                        ----------------    ----------------

Cash flows from investing activities
     Proceeds from the sale of securities held as available for sale                  -             228,000
     Purchases of property and equipment                                       (150,000)            (45,000)
     Proceeds from disposal of property and equipment                                 -              67,000
                                                                        ----------------    ----------------
Net cash flows from investing activities                                       (150,000)            250,000
                                                                        ----------------    ----------------

Cash flows from financing activities
     Proceeds from (payments on) notes payable                                  540,000          (1,544,000)
                                                                        ----------------    ----------------
Net cash flows from financing activities                                        540,000          (1,544,000)
                                                                        ----------------    ----------------

Net increase in cash and cash equivalents                                       109,000             807,000
Cash and cash equivalents at beginning of period                              2,628,000           1,821,000
                                                                        ----------------    ----------------
Cash and cash equivalents at end of period                              $     2,737,000     $     2,628,000
                                                                        ================    ================

SUPPLEMENTAL CASH FLOW INFORMATION
     Non-cash investing and financing activities
         Interest paid                                                  $       141,000     $        62,000
                                                                        ================    ================
         Income taxes paid                                              $         2,000     $         2,000
                                                                        ================    ================

                               See notes to consolidated financial statements.


                                                   CALTON, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                               YEARS ENDED NOVEMBER 30, 2005 AND 2004
                                                       (AMOUNTS IN THOUSANDS)


                                           Common Stock         Additional                               Accum.        Total
                                       ----------------------    Paid In       Accum.     Treasury       Other      Shareholders'
                                         Shares      Amount      Capital      Deficit      Stock       Comp. Inc.      Equity
                                       ----------  ----------  -----------  -----------  ----------   ------------  -------------
Balances November 30, 2003                 9,240   $     462   $   12,905   $   (2,633)  $  (8,266)   $         -   $      2,468

     Net Income                                -           -            -          561           -              -            561
     Stock issued to Directors               132           7         (872)           -         920              -             55
     Unrealized Gain on Investments            -           -            -            -           -            103            103
                                       ----------  ----------  -----------  -----------  ----------   ------------  -------------
Balances November 30, 2004                 9,372   $     469   $   12,033   $   (2,072)  $  (7,346)   $       103   $      3,187
                                       ----------  ----------  -----------  -----------  ----------   ------------  -------------

     Net Income                                -           -            -        1,134           -              -          1,134
     Stock issued to Directors               125           6         (855)           -         898              -             49
     Unrealized Losses on Investments          -           -            -            -           -            (48)           (48)
                                       ----------  ----------  -----------  -----------  ----------   ------------  -------------
Balances November 30, 2005                 9,497   $     475   $   11,178   $     (938)  $  (6,448)   $        55   $      4,322
                                       ==========  ==========  ===========  ===========  ==========   ============  =============


                                           See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESSES

        Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in (i) constructing single family homes through Homes by Calton, LLC ("Homes by Calton"), (ii) providing Internet business solutions through eCalton.com, Inc. ("eCalton") and (iii) offering a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE").

        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

        REVENUE RECOGNITION

        Revenues and related profits from the homebuilding segment are recognized using the deposit method, as defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized when the earning process of constructing and selling the home has been completed as follows:

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

        In addition, the Company recognizes revenue from fixed price and modified fixed price construction contracts for homebuilding on customer-owned lots based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


        In accordance with SFAS No. 13, Accounting for Leases, the Company defers a portion of its revenue on the sale-leasebacks of its model homes. The Company will recognize the deferred revenue (the net present value of the lease payments) in equal increments over the term of the lease.

        Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of November 30, 2005.

        Hosting revenues are recognized over the term of the service agreement.

        CASH AND CASH EQUIVALENTS

        Cash equivalents consist of demand deposits and highly liquid money market funds. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

        ACCOUNTS RECEIVABLE, ALLOWANCES FOR DOUBTFUL ACCOUNTS AND CREDIT RISK

        The Company provides reserves against uncollectible accounts receivable. This process requires significant subjective estimates that take into account the credit worthiness of the customer, historical collection experience, and the general economic environment. The Company continues to perform formal reviews on all open accounts receivable, write off balances known to be uncollectible against existing reserves and estimate the appropriate levels of reserves on existing balances.

        INVESTMENTS

        The Company holds certain equity securities which are classified as available-for-sale as defined in SFAS No. 115. As a result, at November 30, 2005 the securities are valued at fair market value of $55,000 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The corresponding unrealized loss on securities held as available-for-sale is recorded as a component of other comprehensive income.

        INVENTORY

        Homebuilding work in process, speculative and model homes and developed land are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or net realizable value. The capitalized costs are included in cost of homebuilding revenues as homes are sold and customers take title to the home and real estate.

        In accordance with SFAS 34, CAPITALIZATION OF INTEREST COSTS, the Company capitalizes interest incurred on lots under development and homes under construction. During the year ended November 30, 2005, approximately $98,000 of interest was capitalized. Capitalization begins when the construction of a home commences, whether it is under contract or being built on a speculative basis. Capitalized interest costs are charged to cost of sales in the period when the revenues from home closings are recognized. Interest costs are expensed on developed, vacant lots and completed speculative homes.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


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

        IMPAIRMENTS OF LONG-LIVED ASSETS

        The Company performs an assessment of the carrying values of fixed assets and other long-lived assets to be held and used when indications that the carrying value of such assets may not be recoverable are present. This review consists of a comparison of the carrying value of the assets with expected undiscounted cash flows. If the respective carrying values exceed expected undiscounted cash flows, the impairment is measured using fair value measures to the extent available, or discounted cash flows.

        DEFERRED FINANCE CHARGES

        Deferred finance charges are associated with the Company's current revolving credit agreement (Note 4). Deferred finance charges are amortized over the term of the line of credit. Amortization is reflected as a component of interest expense.

        INCOME TAXES

        The Company records deferred taxes based on temporary differences between the tax bases of the Company's assets and liabilities and their financial reporting bases. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and other liabilities and notes payable. At November 30, 2005, the fair value of these instruments approximated their carrying value.

        ADVERTISING EXPENSE

        The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $507,000 and $100,000 for the years ended November 30, 2005 and 2004, respectively.

        PER SHARE COMPUTATIONS

        Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing the net income by the

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


        weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

                                                                               2005              2004
                                                                          --------------    --------------
        Net income - [numerator]                                          $   1,134,000     $     561,000
                                                                          ==============    ==============

        Basic:
            Weighted average shares outstanding [denominator]                 9,421,000         9,285,000
                                                                          ==============    ==============
            Net income per common share                                   $        0.12     $        0.06
                                                                          ==============    ==============
        Diluted:
            Weighted average shares outstanding                               9,421,000         9,285,000
            Effect of dilutive securities                                       124,000           129,000
                                                                          --------------    --------------
            Adjusted weighted average shares - [denominator]                  9,545,000         9,414,000
                                                                          ==============    ==============

        Net income per common share - diluted                             $        0.12     $        0.06
                                                                          ==============    ==============

        The effect of 758,200 and 705,400 stock options outstanding at November 30, 2005 and 2004, respectively, were not included in the calculation of diluted income per share for each of those years, as they were anti-dilutive pursuant to the treasury stock method.

        STOCK-BASED COMPENSATION

        The Company accounts for employee stock-based compensation using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations. Accordingly, in cases where exercise prices for stock option grants equal or exceed the trading market value of the stock at the date of grant, the Company recognizes no compensation expense. In cases where exercise prices are less than the fair value of the stock at the date of grant, compensation is recognized over the period of performance or the vesting period. The Company accounts for non-employee stock-based compensation using the fair market value approach for stock options and warrants, in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ARRANGEMENTS (SFAS 123).

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


        The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148:

                                                                               2005              2004
                                                                          --------------    --------------
        Year ended November 30:

        Net income, as reported                                           $   1,134,000     $     561,000
                                                                          ==============    ==============
        Income per share, as reported                                     $        0.12     $        0.06
                                                                          ==============    ==============

        Stock-based employee compensation costs used in the
        determination of net income, as reported                          $           -     $           -
                                                                          ==============    ==============

        Stock-based employee compensation costs that would
        have been included in the determination of net income
        if the fair value method (SFAS 123) had been
        applied to all awards                                             $    (105,000)    $     (30,000)
                                                                          ==============    ==============

        Unaudited pro forma net income, as if the
        fair value method had been applied to all awards                  $   1,029,000     $     531,000
                                                                          ==============    ==============

        Unaudited pro forma income per share, as if the
        fair value method had been applied to all awards                  $        0.11     $        0.06
                                                                          ==============    ==============

        Stock based compensation costs that would have been included in the determination of net income if the fair value method had been applied is calculated using the Black-Scholes option-pricing model, with the following assumptions: dividend yield - none, volatility of 137% and 196% in 2005 and 2004, respectively, risk-free interest rate of 4.49% in 2005 and 4.36% in 2004, assumed forfeiture rate as they occur, and an expected life of 4.3 years at November 30, 2004 and 2005.

        RECENT ACCOUNTING PRONOUNCEMENTS
        FASB INTERPRETATION NO. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS
        In March 2005, the FASB issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect of the adoption of FIN 47 on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

        FASB STATEMENT NO. 123 (R) (STATEMENT 123(R))
        On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payments." Statement 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Statement 123(R) is effective for small business issuers at

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


        the beginning of the first interim or annual period beginning after December 15, 2005. The Company does not anticipate the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

        FASB STATEMENT NO. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS
        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

        FASB STATEMENT NO. 155, FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140
        In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

        RECLASSIFICATIONS
        Certain 2004 balances have been reclassified to conform with the current year presentation.

2.      INVENTORY

        Inventory consists of the following as of November 30, 2005:

                Developed land                  $       824,000
                Homes under construction              1,075,000
                Speculative and model homes           2,835,000
                                                ----------------
                                                $     4,734,000
                                                ================

        The Company capitalizes interest on loans directly associated with the real estate development projects. During the years ended November 30, 2005 and 2004, the Company capitalized $98,000 and $84,000, respectively.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following as of November 30, 2005:

                Computer equipment and furniture        $     273,000
                Leasehold improvements                          6,000
                Other                                           8,000
                                                        --------------
                                                              287,000
                       Less: Accumulated Depreciation        (128,000)
                                                        --------------
                                                        $     159,000
                                                        ==============

4.      NOTES PAYABLE

        Notes payable consists of borrowings under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets. The annual interest rate is the bank's prime rate plus 1% (7.75% at November 30, 2005).

5.      SHAREHOLDERS' EQUITY ACTIVITY

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

        STOCK REPURCHASE PROGRAM

        During 1998, the Company commenced a stock repurchase program covering up to 2,000,000 shares of Common Stock in open market repurchases and privately negotiated transactions. Treasury stock is recorded at cost as a reduction of shareholders' equity. During the fiscal years ended November 30, 2005 and 2004, there were no treasury stock purchases.

        STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

        As of November 30, 2005, there were 758,200 options exercisable under all plans in the aggregate with a weighted average exercise price of $0.70. Stock option activity is summarized as follows:

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004

                                                     2005                                  2004
                                        ----------------------------------    ----------------------------------
                                                             Weighted                              Weighted
                                                             Average                               Average
                                                             Exercise                              Exercise
                                            Options           Price               Options           Price
                                        ----------------------------------    ----------------------------------
Outstanding
      Beginning of year                       705,400        $   1.58               735,400        $   2.48
      Granted at market price                 165,000            0.46                94,000            0.56
      Expired or cancelled                   (112,200)           5.90              (124,000)           6.08
                                        ----------------------------------    ----------------------------------
Outstanding end of year                       758,200        $   0.70               705,400        $   1.58
                                        ==================================    ==================================

                                        ----------------------------------    ----------------------------------
Exercisable as of November 30                 758,200        $   0.70               392,696        $   2.15
                                        ==================================    ==================================

        The weighted average exercise price of the options granted during fiscal years ended 2005 and 2004 is $0.46 and $0.56, respectively. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

                        Options Outstanding and Exercisable
        --------------------------------------------------------------------
            Range of                        Weighted Avg.     Weighted Avg.
             Prices            Number      Remaining Life    Exercise Price
        ------------------  ------------  ----------------  ----------------
          $ 0.01 - 1.00          708,200      5.15 yrs.          $ 0.46
            1.01 - 5.00           50,000      0.42 yrs.            4.12
                            ------------

          $ 0.01 - 5.00          758,200      4.84 yrs.          $ 0.70
                            ============  ================  ================

        During 2005 and 2004, 125,000 and 132,000 shares, respectively, of treasury stock were issued to directors of the Company in lieu of receiving cash fees. The Company records stock-based compensation associated with the issuance of common stock to directors based upon the fair market value of the shares on the date issued. Compensation expense for the years ended November 30, 2005 and 2004 amounted to $49,000 and $55,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction of paid-in capital.

        As of November 30, 2005, there were 252,907 shares of Common Stock reserved for possible future issuances under the Company's stock option plans.

        In November 2005, the Company's Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options. The acceleration was effective on November 30, 2005. Per APB 25, no additional stock-based compensation expense was recorded since the modification of the options did not have any intrinsic value.

        PREFERRED STOCK RIGHTS AGREEMENTS

        In February 1999, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan") and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


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

        The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of Common Stock for each Right (other than Rights held by such person or group). The Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be redeemed by the Company at a price of $0.01 per Right. The Company had 9,497,491 preferred stock rights outstanding as of November 30, 2005.

        OTHER COMPREHENSIVE INCOME:

        Under Statements of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the years ended November 30, 2005 and 2004 represents the changes in unrealized gains (losses) on available-for-sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income for the years ended November 30, 2005 and 2004:

                                                 2005             2004

                Net income                  $   1,134,000     $     561,000
                Unrealized (loss) gain
                  on investments                  (48,000)          103,000
                                            --------------    --------------
                Comprehensive income        $   1,086,000     $     664,000
                                            ==============    ==============

6.      INCOME TAXES

        The federal net operating loss carryforward for tax purposes is approximately $31,742,000 and $31,968,000 at November 30, 2005 and 2004,
        respectively. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2024.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


        The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                    2005              2004
                                               --------------    --------------

                Tax expense using statutory
                  rate                         $     370,000     $    (195,000)
                Change in valuation allowance       (370,000)          195,000
                                               --------------    --------------
                                               $           -     $           -
                                               ==============    ==============

        Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2005 are as follows:

                Net operating losses                $  12,503,000
                Asset impairment charges                  321,000
                Capital loss carryforwards                403,000
                Investment impairment charges             263,000
                Unamortized start up costs                301,000
                Bad debt and other allowances               2,000
                Other                                      66,000
                                                    --------------
                    Deferred tax assets                13,859,000
                Less: Valuation allowances            (13,859,000)
                                                    --------------
                Net deferred taxes                  $           -
                                                    ==============

7.      INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

        The Company accounts for reportable segments using the "management approach." The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in four business segments, as follows:

        HOMEBUILDING AND CONSTRUCTION SERVICES
        Homes by Calton constructs single-family residential homes in the state of Florida through its qualified contractors.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


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

        Operating results, by segment, for the years ended November 30, 2005 and 2004 are as follows (in thousands):

                                                               Fiscal year ended November 30, 2005
                                        ---------------------------------------------------------------------------------
                                                            P-ONE
                                            eCalton       Credit Card
                                           Internet         Loyalty                                           Total
                                          Development      Business      Homebuilding       Corporate        Company
                                        ---------------------------------------------------------------------------------
        Segment revenues                 $        728      $      -      $     13,120       $       -       $  13,848
        Cost of sales                             358             1             9,762               -          10,121
        Depreciation                               11             -                14              14              39
        Interest income                             -             -                 -               6               6
        Income (loss) from operations              36            (5)            2,101          (1,114)          1,018
        Net income (loss)                          52            (5)            1,971            (884)          1,134
        Total assets                     $        225      $      -      $      7,879       $     320       $   8,424


                                                               Fiscal year ended November 30, 2004
                                        ---------------------------------------------------------------------------------
                                            eCalton         P-ONE
                                           Internet       Credit Card
                                          Development       Loyalty      Homebuilding                         Total
                                         and Staffing      Business      & Consulting       Corporate        Company
                                        ---------------------------------------------------------------------------------

        Segment revenues                 $        614      $      1      $     11,587       $       -       $  12,202
        Cost of sales                             289             1             9,176               -           9,466
        Depreciation                                5             -               138              25             168
        Interest income                             -             -                 -               8               8
        Income (loss) from operations              38            (5)            1,481          (1,054)            460
        Net income (loss)                          38            (5)            1,481            (953)            561
        Total assets                     $        192      $      -      $      5,269       $     514       $   5,975

8.      RELATED PARTY TRANSACTIONS

        The Company provides a uniform Employee Discount Plan which provides a seven and one half percent discount to employees who purchase a home from Homes by Calton as their principal residence. As of November 30, 2005, one corporate officer, Maria Caldarone, had entered into a contract and completed the purchase of a home under the Employee Discount Plan. The contract price was $602,912 and has been paid to the Company in full as of November 30, 2005.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


9.      COMMITMENTS AND CONTINGENT LIABILITIES

        WARRANTY COMMITMENTS ON HOMES BY CALTON

        The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of the total sales price of the home. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary. Following is the Company's warranty reserve activity for the years ended November 30, 2005 and 2004:

                                                     2005             2004
                                                --------------   --------------

                Balance at beginning of period  $      57,000    $      11,000
                Reserves                               68,000           57,000
                Payments and other adjustments        (66,000)         (11,000)
                                                --------------   --------------
                Balance at end of period        $      59,000    $      57,000
                                                ==============   ==============

        LAND PURCHASE AGREEMENTS
        In November 2005, the Company entered into a contract to purchase an undeveloped 10-acre parcel in Vero Beach, Florida for the development of 21 single family homes. The Company completed the transaction in December 2005 and anticipates construction to commence in the fourth quarter of fiscal 2006.

        In April 2004, the Company entered in to a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The deposit remaining as of November 30, 2005 is $140,000. Twenty-six lots have been purchased under this agreement as of November 30, 2005.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $1.5 million.

        OPERATING LEASE COMMITMENTS
        The Company and its consolidated subsidiaries lease their facilities under operating lease agreements with various expiration dates through 2009. In November 2004, the Company relocated its corporate office and entered into a new five-year lease for its office space. The Company was relieved of its obligations under the lease for its prior office space due to the effect of hurricanes Frances and Jeanne. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2005 AND 2004


                        2006      $     152,000
                        2007             69,000
                        2008             36,000
                        2009             38,000
                                  --------------
                        Total     $     295,000
                                  ==============

        Rent expense for the years ended November 30, 2005 and 2004 amounted to $106,000 and $112,000, respectively.

        LITIGATION SETTLEMENTS
        During the fiscal year ended November 30, 2005, the Company received $71,000 in litigation settlements. During the fiscal year ended November 30, 2004, the Company paid $20,000 in final and complete settlement of one litigation matter, which closed the matter in its entirety and received $5,000 in a litigation settlement.

                          CALTON, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS
                                -----------------

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

10.1 1996 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 10-K of Registrant for the fiscal year ended November 30, 1996.(*)

10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of Registrant for the fiscal year ended November 30, 1995. (*)

10.4    Incentive Compensation Plan of Registrant, incorporated by reference to
        Exhibit 10.4 of Form 10-QSB of Registrant for the fiscal quarter ended February 28, 2005.(*)

10.7 Executive Employment Agreement dated as of January 1, 2006 between Registrant and Anthony J. Caldarone. (**)

10.9    2000 Equity Incentive Plan. (*)

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

10.21 Profit Sharing Arrangement among the Registrant, John G. Yates and Thomas C Corley, incorporated by reference to Exhibit 10.21 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2003. (**)

10.26 10.23 Mandatory Redeemable, Convertible, Subordinated Note issued by Automated Information Management, Inc., incorporated by reference to similarly numbered exhibit to Form 10-K of Registrant for fiscal year ended November 30, 2001.

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

10.31 Real Estate Purchase and Sale Agreement dated April 6, 2004 between Homes by Calton, LLC and Pointe West of Vero Beach, Ltd., incorporated by reference to Exhibit 10.31 to Form 10-QSB of Registrant for fiscal quarter ended May 31, 2004. Information has been omitted from the exhibit and is subject to an order granting confidential treatment.

10.32 Assignment Agreement dated as of November 11, 2005 between Atlantic Coast Construction & Development, Inc. and Homes by Calton, LLC.

10.33 Vacant Land Contract dated as of September 15, 2005 between William Dewey Walker & Delma Jean and Atlantic Coast Construction & Development, Inc. (assigned to Homes by Calton, LLC). Information has been omitted from the exhibit and is subject to an order granting confidential treatment.

10.44 Commitment Letter dated as of December 15, 2005 between Harbor Federal Savings Bank and Homes by Calton, LLC.

10.45 First Mortgage Loan dated December 28, 2005 between Harbor Federal Savings Bank and Homes by Calton, LLC.

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