Form 10QSB
period 2006-02-28
CALTON INC
filed 2006-04-14
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2006

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
Yes X   No
   ---    ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No

As of April 14, 2006, 9,515,346 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                   CALTON, INC. AND SUBSIDIARIES
                                               INDEX


PART I.   FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                         --------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at
                   February 28, 2006 (Unaudited) and November 30, 2005......................    3

                   Consolidated Statements of Operations (Unaudited) for the
                   Three Months Ended February 28, 2006 and 2005............................    4

                   Consolidated Statements of Cash Flows (Unaudited) for the
                   Three Months Ended February 28, 2006 and 2005............................    5

                   Notes to Consolidated Financial Statements...............................    6

          Item 2.  Management's Discussion and Analysis or
                   Plan of Operation........................................................   12

          Item 3.  Controls and Procedures..................................................   15


PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.........................................   16

SIGNATURES         .........................................................................   17


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

--------------------------------------------------------------------------------


                                              PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                              CALTON, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS


                                                                                      February 28,        November 30,
                                                                                          2006                2005
                                                                                   -----------------   -----------------
ASSETS                                                                                (UNAUDITED)
   Current Assets
       Cash and cash equivalents                                                    $     1,143,000     $     2,737,000
       Accounts receivable, net of allowance for doubtful accounts of $5,000
          as of February 28, 2006  and November 30, 2005                                    329,000             261,000
       Inventory                                                                          8,016,000           4,734,000
       Deposits on land                                                                      90,000             350,000
       Prepaid expenses and other current assets                                            268,000             164,000
                                                                                   -----------------   -----------------
          Total current assets                                                            9,846,000           8,246,000
                                                                                   -----------------   -----------------

   Deferred charges                                                                          19,000              19,000
   Property and equipment, net                                                              152,000             159,000
                                                                                   -----------------   -----------------
          Total assets                                                              $    10,017,000     $     8,424,000
                                                                                   =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
       Accounts payable                                                             $       761,000     $     1,058,000
       Accrued expenses                                                                     421,000             617,000
       Other current liabilities                                                            361,000             490,000
       Notes payable                                                                      4,063,000           1,937,000
                                                                                   -----------------   -----------------
          Total liabilities                                                               5,606,000           4,102,000
                                                                                   -----------------   -----------------

   Commitments and contingent liabilities (Note 8)                                                -                   -

   Shareholders' Equity
       Common stock, $.05 par value, 25,000,000 shares authorized;
          9,515,346 and 9,497,491 shares outstanding at February 28, 2006
          and November 30, 2005, respectively                                               476,000             475,000
       Additional paid-in capital                                                        11,062,000          11,178,000
       Accumulated deficit                                                                 (927,000)           (938,000)
       Less cost of shares held in treasury, 1,182,509 and 1,200,364 shares
          as of February 28, 2006 and November 30, 2005, respectively                    (6,320,000)         (6,448,000)
       Accumulated other comprehensive income                                               120,000              55,000
                                                                                   -----------------   -----------------
          Total shareholders' equity                                                      4,411,000           4,322,000
                                                                                   -----------------   -----------------
          Total liabilities and shareholders' equity                                $    10,017,000     $     8,424,000
                                                                                   =================   =================


                                     See notes to consolidated financial statements.


                                                            3

                                     CALTON, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
                                              (UNAUDITED)


                                                                         2006              2005
                                                                   ----------------  ----------------
REVENUE
    Homebuilding                                                    $    2,183,000    $    2,126,000
    Website design and implementation                                      175,000           151,000
                                                                   ----------------  ----------------
                                                                         2,358,000         2,277,000
                                                                   ----------------  ----------------
COSTS AND EXPENSES
    Cost of sales
      Homebuilding                                                       1,548,000         1,612,000
      Website design and implementation                                    104,000            70,000
    Selling, general and administrative                                    678,000           624,000
                                                                   ----------------  ----------------
                                                                         2,330,000         2,306,000
                                                                   ----------------  ----------------
      Income/(loss) from operations                                         28,000           (29,000)
                                                                   ----------------  ----------------

OTHER INCOME (EXPENSE)
    Interest income                                                          2,000             1,000
    Interest expense                                                       (38,000)           (9,000)
    Litigation settlements                                                       -            71,000
    Other income                                                            28,000             4,000
                                                                   ----------------  ----------------
        Income before income taxes                                          20,000            38,000

    Income tax expense                                                      (9,000)                -
                                                                   ----------------  ----------------

NET INCOME                                                          $       11,000    $       38,000
                                                                   ================  ================

INCOME PER SHARE
                                                                   ----------------  ----------------
    Basic and Diluted:                                              $         0.00    $         0.00
                                                                   ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic and diluted                                                  9,498,000         9,373,000
                                                                   ================  ================


                            See notes to consolidated financial statements.

                                                  4

                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
                                                  (UNAUDITED)


                                                                                 2006              2005
                                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $       11,000    $       38,000
   Adjustments to reconcile net income to net cash used in
     operating activities:
   Depreciation and amortization                                                    13,000             6,000
   Amortization of deferred charges                                                 10,000            36,000
   Increase in deferred charges                                                    (10,000)                -
   Stock based compensation for directors                                           13,000            11,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                           (68,000)          (15,000)
     Inventory                                                                  (3,282,000)         (253,000)
     Deposits on land                                                              260,000                 -
     Prepaid expenses and other assets                                             (39,000)           38,000
     Accounts payable, accrued expenses and other liabilities                     (622,000)         (454,000)
                                                                           ----------------  ----------------
Net cash flows from operating activities                                        (3,714,000)         (593,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and software                                             (6,000)          (12,000)
                                                                           ----------------  ----------------
Net cash flows from investing activities                                            (6,000)          (12,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (payments on) notes payable                                   2,126,000          (502,000)
                                                                           ----------------  ----------------
Net cash flows from financing activities                                         2,126,000          (502,000)
                                                                           ----------------  ----------------

Net decrease in cash and cash equivalents                                       (1,594,000)       (1,107,000)
Cash and cash equivalents at beginning of period                                 2,737,000         2,628,000
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                  $    1,143,000    $    1,521,000
                                                                           ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                 $       56,000    $       16,000
     Cash paid for income taxes                                                          -                 -


                                See notes to consolidated financial statements.

                                                      5

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 28, 2006, the results of operations for the three months ended February 28, 2006 and 2005 and the cash flows for the three months ended February 28, 2006 and 2005 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2006. Operating results for the three months ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

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

        In addition, the Company recognizes revenue from fixed price and modified fixed price construction contracts for homebuilding on customer-owned lots based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, contract penalty provisions, claims, change orders and settlements are accounted for as changes in estimates in the current period. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

        In accordance with SFAS No. 13, Accounting for Leases, the Company defers a portion of its revenue on the sale-leasebacks of its model homes. The Company recognizes the deferred revenue (the net present value of the lease payments) in equal increments over the term of the lease.

        Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of February 28, 2006.

        Hosting revenues are recognized over the term of the service agreement.

2.      INVENTORY

        Inventory consists of the following as of February 28, 2006 and November 30, 2005:

                                              February 28,       November 30,
                                                  2006               2005
                                            ---------------   ----------------

        Developed land                       $   2,365,000     $      824,000
        Work in process                            725,000          1,075,000
        Speculative and model homes              4,926,000          2,835,000
                                            ---------------   ----------------
                                             $   8,016,000     $    4,734,000
                                            ===============   ================

        The Company capitalizes interest on loans directly associated with real estate development projects. During the three months ended February 28, 2006 and 2005, the Company capitalized $18,000 and $7,000 in interest, respectively.

3.      PROPERTY AND EQUIPMENT

                                                     February 28,      November 30,
                                                         2006              2005
                                                   ---------------   ----------------
        Computer equipment and furniture            $     278,000     $      273,000
        Leasehold improvements                              5,000              6,000
        Other                                               9,000              8,000
                                                   ---------------   ----------------
                                                          292,000            287,000
             Less: Accumulated Depreciation              (140,000)          (128,000)
                                                   ---------------   ----------------
                                                    $     152,000     $      159,000
                                                   ===============   ================

        Property and equipment consists of the following as of February 28, 2006 and November 30, 2005:

4.      NOTES PAYABLE

        Notes payable consists of borrowing under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets. Notes payable also consists of a $1 million mortgage note due in December 2006 from Harbor Federal Savings Bank. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (8.5% at February 28, 2006).

5.      SHAREHOLDERS' EQUITY ACTIVITY

        During the three months ended February 28, 2006, 17,855 shares of treasury stock were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense for the three months ended February 28, 2006 amounted to $13,000 under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

        OTHER COMPREHENSIVE INCOME:
        Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains (losses) on available for sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income for the three months ended February 28, 2006 and 2005:

                                               Three months ended February 28,
                                           -------------------------------------
                                                 2006                2005
                                           -----------------   -----------------

        Net income                                  $11,000             $38,000
        Other comprehensive income                   65,000              17,000
                                           -----------------   -----------------
        Comprehensive income                        $76,000             $55,000
                                           =================   =================

6.      INCOME PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income per share computations:

                                                          Three months ended February 28,
                                                      --------------------------------------
                                                             2006                2005
                                                      ------------------  ------------------
        Income - (numerator)                           $         11,000    $         38,000
                                                      ==================  ==================

        Basic:
            Weighted average shares
              outstanding - (denominator)                     9,498,000           9,373,000
                                                      ==================  ==================

            Income per common share                    $           0.00    $           0.00
                                                      ==================  ==================

        Diluted
            Weighted average shares
              outstanding                                     9,498,000           9,373,000

        Effect of dilutive securities                           166,000                   -
                                                      ------------------  ------------------
            Adjusted weighted average
              shares - (denominator)                          9,664,000           9,373,000
                                                      ==================  ==================

        Income per common share - diluted              $           0.00    $           0.00
                                                      ==================  ==================

        The effects of 758,200 and 743,400 stock options outstanding as of February 28, 2006 and 2005, respectively, have been excluded from common stock equivalents because their effect on net income per share would be anti-dilutive

7.      SEGMENT REPORTING

        The Company accounts for reportable segments using the "management approach". The management approach focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. During the operating periods presented in the accompanying financial statements, the Company operated in two business segments as follows:

        HOMEBUILDING AND CONSTRUCTION SERVICES
        Homes by Calton, LLC constructs single-family residential homes in the state of Florida through its qualified contractors.

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

        CORPORATE OVERHEAD
        The corporate division provides senior management, accounting, human resources and investor relations services to all wholly owned subsidiaries of Calton, Inc.

        Operating results, by industry segment, for the three months ended February 28, 2006 and 2005 are as follows (in thousands):

                                                         THREE MONTHS ENDED FEBRUARY 28, 2006
                                            ----------------------------------------------------------

                                               Internet                      Corporate      Total
                                              Development    Homebuilding    Overhead      Company
                                            ----------------------------------------------------------
        Total revenues                        $       175     $    2,183     $       -    $    2,358
        Total cost of revenues                        104          1,548             -         1,652
        Depreciation and amortization                   3              7             3            13
        Income (loss) from operations                 (14)           313          (271)           28
        Interest income (expense), net                  -            (38)            2           (36)
        Net income (loss)                             (15)           272          (246)           11
        Total assets                          $       236     $    9,337     $     444    $   10,017


                                                         THREE MONTHS ENDED FEBRUARY 28, 2005
                                            ----------------------------------------------------------

                                               Internet                      Corporate      Total
                                              Development    Homebuilding    Overhead      Company
                                            ----------------------------------------------------------

        Total revenues                        $       151     $    2,126     $       -    $    2,277
        Total cost of revenues                         70          1,612             -         1,682
        Depreciation and amortization                   2              1             3             6
        Income (loss) from operations                  (3)           237          (263)          (29)
        Interest income (expense), net                  -             (9)            1            (8)
        Net income (loss)                              13            217          (192)           38
        Total assets                          $       178     $    4,499     $     408    $    5,085

        Information with respect to the Company's credit card loyalty business conducted by PrivilegeONE Networks, LLC is not presented inasmuch as that business did not engage in any business activities during three months ended February 28, 2006.

8.      COMMITMENTS AND CONTINGENT LIABILITIES

        WARRANTY COMMITMENTS ON HOMES BY CALTON
        The Company provides a basic limited warranty on workmanship and materials for all homes for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect the Company's warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated warranty costs are 0.5% of the total sales price of the home. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amount as necessary. Following is the Company's warranty reserve activity for the three months ended February 28, 2006:

                  Balance, December 1, 2005              $   59,000
                  Estimated costs                             9,000
                  Payments and other adjustments            (13,000)
                                                        ------------
                  Balance, February 28, 2006             $   55,000
                                                        ============

        LAND PURCHASE AGREEMENTS
        In December 2005, the Company purchased an undeveloped 10-acre parcel in Vero Beach, Florida named Magnolia Plantation which will contain 21 single family homes. Land approvals and development for the property are proceeding with home construction anticipated to commence by the end of fiscal 2006.

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The remaining deposit as of February 28, 2006 is $90,000. Thirty-two lots have been purchased under this Land Purchase Agreement as of February 28, 2006.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $900,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006 AND 2005

        REVENUES: Consolidated revenues for the three months ended February 28, 2006 increased slightly to $2,358,000 compared to $2,277,000 for the three months ended February 28, 2005. The homebuilding segment generated $2,183,000 (three home deliveries) in the quarter ended February 28, 2006 compared to $2,126,000 in revenue (four home deliveries) in the quarter ended February 28, 2005. The Internet development segment generated $175,000 in revenue for the quarter ended February 28, 2006 compared to $151,000 in revenue for the quarter ended February 28, 2005.

        COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment and project personnel and expenses associated with the Internet development segment. Homebuilding cost of sales was $1,548,000 for the quarter ended February 28, 2006 compared to $1,612,000 for the quarter ended February 28, 2005. The Company delivered three homes in the quarter ended February 28, 2006 compared to the delivery of four homes in the quarter ended February 28, 2005 which resulted in the decrease in cost of sales. Cost of sales for the Internet development segment increased to $104,000 for the quarter ended February 28, 2006 compared to $70,000 for the quarter ended February 28, 2005.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended February 28, 2006 were $678,000 compared to $624,000 for the quarter ended February 28, 2005. The increase in expenses was primarily attributable to increases in sales and marketing and compensation expense as the homebuilding division continues to grow.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for the three months ended February 28, 2006 compared to $1,000 for the three months ended February 28, 2005.

        INTEREST EXPENSE: Interest expense amounted to $38,000 for the three months ended February 28, 2006 compared to $9,000 for the three months ended February 28, 2005. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three months ended February 28, 2006 and 2005, the Company capitalized $18,000 and $7,000, respectively.

        LITIGATION SETTLEMENTS: The Company received $71,000 in a litigation settlement during the three months ended February 28, 2005.

        SALES ACTIVITY AND BACKLOG:

                                                                Contract       Number
                                                                Backlog       of Homes
                                                            --------------  -------------
        Backlog as of November 30, 2005                        $2,250,000         4

        Less:  Homes delivered during the
             three months ended February 28, 2006              (2,183,000)       (3)

        Plus:  New contracts signed during the
             three months ended February 28, 2006               1,932,000         3

                                                            --------------  -------------
        Backlog as of February 28, 2006                        $1,999,000         4
                                                            ==============  =============

        The Company is currently constructing homes in two communities: Amelia Plantation and Pointe West, located in Vero Beach, Florida. In addition, the Company has begun its "On-Your-Lot Program", in which the Company seeks to act as the contract builder for individual landowners.

        The Company acquired an undeveloped 10-acre parcel in Vero Beach, Florida known as Magnolia Plantation in December 2005 which will contain 21 single family homes. The Company anticipates construction to commence in Magnolia Plantation by the end of fiscal 2006.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL

        As of February 28, 2006 the Company had $4,240,000 in working capital compared to $4,144,000 at November 30, 2005. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations through February 2007.

        CASH FLOWS FROM OPERATING ACTIVITIES

        The Company used $3,714,000 in its operating activities during the three months ended February 28, 2006. The primary use of cash was the increase in homebuilding inventory levels.

        CASH FLOWS FROM INVESTING ACTIVITIES

        The Company used $6,000 in cash in its investing activities during the three months ended February 28, 2006 for the purchase of equipment and software.

        CASH FLOWS FROM FINANCING ACTIVITIES

        The Company generated $2,126,000 in its financing activities during the three months ended February 28, 2006. This represented draws on the Company's construction line of credit and the proceeds from a $1 million mortgage note associated with the Magnolia Plantation land purchase.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        LAND PURCHASE AGREEMENTS:

        In December 2005, the Company purchased an undeveloped 10-acre parcel in Vero Beach, Florida named Magnolia Plantation which will contain 21 single family homes. Land approvals and development for the property are proceeding with home construction anticipated to commence by the end of fiscal 2006.

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The remaining deposit as of February 28, 2006 is $90,000. Thirty-two lots have been purchased under this Land Purchase Agreement as of February 28, 2006.

        The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $900,000.

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

        LOAN AGREEMENT

        The Company maintains a $6.5 million construction revolving line of credit with Harbor Federal Savings Bank. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of February 28, 2006, $4,063,000 of advances under the line of credit was outstanding.

        In December 2005, the Company financed the purchase of a 10-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form

        10-KSB for the year ended November 30, 2005. As of February 28, 2006, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

        B)      Reports on Form 8-K

                On February 28, 2006, the Company issued a news release to report its financial results for the three and twelve months ended November 30, 2005.

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


                                                     Calton, Inc.
                                       -----------------------------------------
                                                     (Registrant)


                                    By:   /s/ Laura A. Camisa
                                       -----------------------------------------
                                        Laura A. Camisa
                                        Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)


Date:  April 14, 2006