Form 10KSB/A
period 2005-11-30
CALTON INC
filed 2006-06-06
CIK 717216

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1
                                   (MARK ONE)

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

         This Amendment on Form 10-KSB/A amends and restates Item 13, "Exhibits" of the Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005 (the "2005 10-KSB") of Calton, Inc. (the "Company") to include a revised Exhibit
10.33. The 2005 10-KSB contemplated that a request for confidential treatment would be made with respect to certain portions of Exhibit 10.33. No such confidential treatment is being requested and Exhibit 10.33 is being refiled to include information previously omitted.

         This Amendment does not affect any other section of the 2005 Form 10-KSB not otherwise discussed herein and continues to speak as of the date of the 2005 Form 10-KSB. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission subsequent to the filing of the 2005 10-KSB.

PART III
           ITEM 13.        EXHIBITS

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

                                         CALTON, INC.
                                         ---------------------------------------
                                         (Registrant)

Dated: June 5, 2006                  By: /s/ Laura A. Camisa
                                         ---------------------------------------
                                         Laura A. Camisa, Senior Vice President,
                                         Chief Financial Officer and Treasurer

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