Form 10QSB
period 2006-05-31
CALTON INC
filed 2006-07-14
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO _X_

As of July 14, 2006, 9,534,576 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX


PART I.   FINANCIAL INFORMATION                                         PAGE NO.
                                                                        --------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at
                   May 31, 2006 (Unaudited) and November 30, 2005..........   3

                   Consolidated Statements of Operations (Unaudited)
                   for the Three Months Ended May 31, 2006 and
                   May 31, 2005............................................   4

                   Consolidated Statements of Operations (Unaudited) for
                   the Six Months Ended May 31, 2006 and May 31, 2005......   5

                   Consolidated Statements of Cash Flows (Unaudited) for
                   the Six Months Ended May 31, 2006 and May 31, 2005......   6

                   Notes to Consolidated Financial Statements..............   7

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation...............................................  13

          Item 3.  Controls and Procedures.................................  16


PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Securityholders......  17
          Item 5.  Other Information.......................................  17
          Item 6.  Exhibits................................................  17

SIGNATURES         ........................................................  18


--------------------------------------------------------------------------------
Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding, Internet and technology industries in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                           PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                           CALTON, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                 May 31,            November 30,
                                                                                  2006                  2005
                                                                            ----------------      ----------------
ASSETS                                                                         (UNAUDITED)
  Current Assets
    Cash and cash equivalents                                                $      950,000        $    2,737,000
    Accounts receivable, net of allowance for doubtful accounts
      of $5,000 as of May 31, 2006 and Nov. 30, 2005                                261,000               261,000
    Inventory                                                                     8,533,000             4,734,000
    Deposits on land                                                                 30,000               350,000
    Prepaid expenses and other current assets                                       272,000               164,000
                                                                            ----------------      ----------------
      Total current assets                                                       10,046,000             8,246,000

  Deferred charges                                                                    8,000                19,000
  Property and equipment, net                                                       144,000               159,000
                                                                            ----------------      ----------------
      Total assets                                                           $   10,198,000        $    8,424,000
                                                                            ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts Payable                                                           $      289,000        $    1,058,000
  Accrued Expenses                                                                  416,000               617,000
  Other current liabilities                                                         161,000               490,000
  Notes payable                                                                   4,841,000             1,937,000
                                                                            ----------------      ----------------
    Total liabilities                                                             5,707,000             4,102,000
                                                                            ----------------      ----------------

  Commitments and contingent liabilities (Note 8)                                         -                     -

  Shareholders' Equity
    Common stock, $.05 par value, 25,000,000 shares authorized;
      9,534,576 and 9,497,491 shares outstanding at May 31, 2006
      and November 30, 2005, respectively                                           477,000               475,000
    Additional paid-in capital                                                   10,935,000            11,178,000
    Accumulated deficit                                                            (869,000)             (938,000)
    Less cost of shares held in treasury, 1,163,279 and 1,200,364
      shares as of May 31, 2006 and November 30, 2005  respectively              (6,182,000)           (6,448,000)
    Accumulated other comprehensive income                                          130,000                55,000
                                                                            ----------------      ----------------
      Total shareholders' equity                                                  4,491,000             4,322,000
                                                                            ----------------      ----------------
      Total liabilities and shareholders' equity                             $   10,198,000        $    8,424,000
                                                                            ================      ================

                                 See notes to consolidated financial statements.


                               CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MAY 31, 2006 AND 2005
                                        (UNAUDITED)


                                                             Three Months Ended May 31,
                                                              2006              2005
                                                        ----------------  ----------------
REVENUE
  Homebuilding                                           $    2,572,000    $    1,156,000
  Website design and implementation                             204,000           168,000
                                                        ----------------  ----------------
                                                              2,776,000         1,324,000
                                                        ----------------  ----------------
COSTS AND EXPENSES
  Cost of sales
    Homebuilding                                              1,849,000           883,000
    Website design and implementation                           104,000            78,000
  Selling, general and administrative                           732,000           654,000
                                                        ----------------  ----------------
                                                              2,685,000         1,615,000
                                                        ----------------  ----------------
    Income (loss) from operations                                91,000          (291,000)

OTHER INCOME (EXPENSE)
  Interest income                                                 2,000             2,000
  Interest expense                                              (34,000)          (47,000)
  Other expense                                                  (1,000)           (7,000)
                                                        ----------------  ----------------
      Income (loss) before income taxes                          58,000          (343,000)

  Income tax expense                                                  -                 -
                                                        ----------------  ----------------

NET INCOME (LOSS)                                        $       58,000    $     (343,000)
                                                        ================  ================

INCOME (LOSS) PER SHARE
                                                        ----------------  ----------------
  Basic and Diluted:                                     $         0.01    $        (0.04)
                                                        ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                     9,516,000         9,406,000
    Diluted                                                   9,691,000         9,406,000

                      See notes to consolidated financial statements.


                               CALTON, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           SIX MONTHS ENDED MAY 31, 2006 AND 2005
                                        (UNAUDITED)


                                                             Six Months Ended May 31,
                                                              2006              2005
                                                        ----------------  ----------------
REVENUE
  Homebuilding                                           $    4,755,000    $    3,282,000
  Website design and implementation                             379,000           319,000
                                                        ----------------  ----------------
                                                              5,134,000         3,601,000
                                                        ----------------  ----------------
COSTS AND EXPENSES
  Cost of sales
    Homebuilding                                              3,397,000         2,495,000
    Website design and implementation                           208,000           148,000
  Selling, general and administrative                         1,400,000         1,242,000
                                                        ----------------  ----------------
                                                              5,005,000         3,885,000
                                                        ----------------  ----------------
    Income (loss) from operations                               129,000          (284,000)

OTHER INCOME (EXPENSE)
  Interest income                                                 4,000             3,000
  Interest expense                                              (82,000)          (92,000)
  Litigation settlements                                              -            71,000
  Other income (expense)                                         27,000            (3,000)
                                                        ----------------  ----------------
      Income (loss) before income taxes                          78,000          (305,000)

    Income tax expense                                           (9,000)                -
                                                        ----------------  ----------------

NET INCOME (LOSS)                                        $       69,000    $     (305,000)
                                                        ================  ================

INCOME (LOSS) PER SHARE
                                                        ----------------  ----------------
  Basic and Diluted:                                     $         0.01    $        (0.03)
                                                        ================  ================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic                                                     9,507,000         9,389,000
    Diluted                                                   9,673,000         9,389,000

                      See notes to consolidated financial statements.


                                         CALTON, INC. AND SUBSIDIARIES
                                     CONOLIDATED STATEMENTS OF CASH FLOWS
                                    SIX MONTHS ENDED MAY 31, 2006 AND 2005
                                                  (UNAUDITED)


                                                                                Six Months Ended May 31,
                                                                                 2006              2005
                                                                           ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $       69,000   $      (305,000)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation  and amortization                                                    26,000            13,000
  Amortization of deferred charges                                                  20,000            72,000
  Increase in deferred charges                                                      (9,000)                -
  Stock based compensation for directors                                            25,000            24,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  -           (12,000)
    Inventory                                                                   (3,799,000)       (1,854,000)
    Deposits on land                                                               320,000                 -
    Prepaid expenses and other assets                                              (33,000)           98,000
    Accounts payable, accrued expenses and other liabilities                    (1,299,000)          425,000
                                                                           ----------------  ----------------
Net cash flows from operating activities                                        (4,680,000)       (1,539,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and software                                               (11,000)          (31,000)
                                                                           ----------------  ----------------
Net cash flows from investing activities                                           (11,000)          (31,000)
                                                                           ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable, net                                               2,904,000           538,000
                                                                           ----------------  ----------------
Net cash flows from financing activities                                         2,904,000           538,000
                                                                           ----------------  ----------------

Net decrease in cash and cash equivalents                                       (1,787,000)       (1,032,000)
Cash and cash equivalents at beginning of period                                 2,737,000         2,628,000
                                                                           ----------------  ----------------
Cash and cash equivalents at end of period                                  $      950,000    $    1,596,000
                                                                           ================  ================

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest                                                  $       87,000    $       35,000
    Cash paid for income taxes                                                           -                 -

                                See notes to consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2006, the results of operations for the three and six months ended May 31, 2006 and 2005 and the cash flows for the six months ended May 31, 2006 and 2005 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2006. Operating results for the three and six months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

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

      Revenues from the Internet development division are derived under short-term time-and-material and, to a lesser extent, fixed-price contracts with principally commercial business customers. Internet development revenues under time-and-material contracts are recognized upon acceptance by the customer of the website. Internet development revenues under fixed-price contracts are recognized as the contract progresses, using the cost-to-cost method to determine percentage of completion. There were no material incomplete fixed price website design and implementation contracts as of May 31, 2006.

      Hosting revenues are recognized over the term of the service agreement.

      STOCK-BASED COMPENSATION
      In March 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS
      123R) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no impact on the Company's results of operations for the three months ended May 31, 2006.

      RECLASSIFICATIONS
      Certain balances have been reclassified to conform with the current year presentation.

2.    INVENTORY

      Inventory consists of the following as of May 31, 2006 and November 30, 2005:

                                                 May 31,        November 30,
                                                  2006              2005
                                            ----------------  ----------------

        Developed land                       $    2,685,000    $      824,000
        Work in process                                   -         1,075,000
        Speculative and model homes               5,848,000         2,835,000
                                            ----------------  ----------------
                                             $    8,533,000    $    4,734,000
                                            ================  ================

      The Company capitalizes interest on loans directly associated with real estate development projects. During the six months ended May 31, 2006 and 2005, the Company capitalized $64,000 and $15,000 in interest, respectively.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following as of May 31, 2006 and November 30, 2005:

                                                 May 31,        November 30,
                                                  2006              2005
                                            ----------------  ----------------

        Computer equipment and furniture     $      285,000    $      273,000
        Leasehold improvements                        5,000             6,000
        Other                                         9,000             8,000
                                            ----------------  ----------------
                                                    299,000           287,000
           Less: Accumulated Depreciation          (155,000)         (128,000)
                                            ----------------  ----------------
                                             $      144,000    $      159,000
                                            ================  ================

4.    NOTES PAYABLE

      Notes payable consists of borrowings under a $6.5 million revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets. Notes payable also consists of a $1 million mortgage note due in December 2006 from Harbor Federal Savings Bank. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (8.75% at May 31, 2006).

5.    SHAREHOLDERS' EQUITY ACTIVITY

      During the three and six months ended May 31, 2006, 19,230 and 37,085 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense for the three and six months ended May 31, 2006, amounted to $13,000 and $25,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

      OTHER COMPREHENSIVE INCOME
      Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains (losses) on available for sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income for the six months ended May 31, 2006 and 2005:

                                                 Six months ended May 31,
                                          --------------------------------------
                                                 2006                2005
                                          ------------------  ------------------

      Net income (loss)                    $         69,000           ($305,000)
      Other comprehensive income (loss)              75,000             (52,000)
                                          ------------------  ------------------
      Comprehensive income (loss)          $        144,000           ($357,000)
                                          ==================  ==================

6.    INCOME (LOSS) PER COMMON SHARE

      The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                           Three months ended                Six months ended
                                                                  May 31,                         May 31,
                                                      ------------------------------   ------------------------------
                                                           2006            2005             2006            2005
                                                      --------------  --------------   --------------  --------------
      Income (loss) - (numerator)                      $     58,000    $   (343,000)    $     69,000    $   (305,000)
                                                      ==============  ==============   ==============  ==============

      BASIC:
        Weighted average shares
         outstanding - (denominator)                      9,516,000       9,406,000        9,507,000       9,389,000
                                                      ==============  ==============   ==============  ==============

        Income (loss) per common share                 $       0.01    $      (0.04)    $       0.01    $      (0.03)
                                                      ==============  ==============   ==============  ==============

      DILUTED:
        Weighted average shares outstanding               9,516,000       9,406,000        9,507,000       9,389,000

      Effect of dilutive securities                         175,000               -          166,000               -
                                                      --------------  --------------   --------------  --------------
        Adjusted weighted average
         shares - (denominator)                           9,691,000       9,406,000        9,673,000       9,389,000
                                                      ==============  ==============   ==============  ==============

      Income (loss) per common share - diluted         $       0.01    $      (0.04)    $       0.01    $      (0.03)
                                                      ==============  ==============   ==============  ==============

      The effects of 703,800 stock options outstanding as of May 31, 2006 have been excluded from common stock equivalents because their effect on income per share would be anti-dilutive. The effects of 780,200 stock options outstanding as of May 31, 2005 have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive.

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

      Operating results, by industry segment, for the six months ended May 31, 2006 and 2005 are as follows (in thousands):

                                                       SIX MONTHS ENDED MAY 31, 2006
                                       ----------------------------------------------------------

                                          Internet                      Corporate      Total
                                         Development    Homebuilding    Overhead      Company
                                       ----------------------------------------------------------
      Total revenues                     $       379     $    4,755     $       -    $    5,134
      Total cost of revenues                     208          3,397             -         3,605
      SG&A Expense                               208            636           556         1,400
      Income (loss) from operations               (5)           695          (561)          129
      Other income (expense), net                  -             (3)           30            27
      Net income (loss)                           (5)           611          (537)           69
      Total assets                       $       249     $    9,511     $     438    $   10,198


                                                     SIX MONTHS ENDED MAY 31, 2005
                                       ----------------------------------------------------------

                                          Internet                      Corporate      Total
                                         Development    Homebuilding    Overhead      Company
                                       ----------------------------------------------------------

      Total revenues                     $       319     $    3,282     $       -    $    3,601
      Total cost of revenues                     148          2,495             -         2,643
      SG&A Expense                               179            525           538         1,242
      Income (loss) from operations                1            255          (540)         (284)
      Other income (expense), net                 15            (18)            -            (3)
      Net income (loss)                           16            144          (465)         (305)
      Total assets                       $       209     $    6,085     $     363    $    6,657

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

      Following is the Company's warranty reserve activity for the six months ended May 31, 2006:

               Balance, December 1, 2005              $    59,000
               Estimated costs                             24,000
               Payments and other adjustments             (23,000)
                                                     -------------
               Balance, May 31, 2006                  $    60,000
                                                     =============

      LAND PURCHASE AGREEMENTS
      In December 2005, the Company purchased an undeveloped 10-acre parcel in Vero Beach, Florida named Magnolia Plantation which will contain 21 single family homes. Land approvals and development for the property are proceeding with home construction anticipated to commence by the end of fiscal 2006.

      In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. A net deposit of $30,000 remains as of May 31, 2006. Thirty-eight (38) lots have been purchased under this Land Purchase Agreement as of May 31, 2006.

      The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2006 AND 2005

      REVENUES: Consolidated revenues for the three months ended May 31, 2006 increased to $2,776,000 from $1,324,000 for the three months ended May 31, 2005. Revenues for the six months ended May 31, 2006 increased to $5,134,000 from $3,601,000 for the six months ended May 31, 2005. The increase for both the quarter and six months is primarily attributable to the Company's homebuilding segment which delivered more homes at higher selling prices than during the same periods last year.

      COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding segment and project personnel and expenses associated with the Internet development segment. Homebuilding cost of goods sold was $1,849,000 for the quarter ended May 31, 2006 compared to $883,000 for the quarter ended May 31, 2005. Homebuilding cost of goods sold was $3,397,000 for the six months ended May 31, 2006 compared to $2,495,000 for the six months ended May 31, 2005. The increase in cost of goods sold for both the quarter and six months was a result of more home deliveries during the same period of the prior year. Gross profit margin for the homebuilding segment was 28% and 24% for the three months ended May 31, 2006 and 2005, respectively. Gross profit margin for the homebuilding segment was 29% and 24% for the six months ended May 31, 2006 and 2005, respectively. The increase for both the quarter and six-month gross profit margins was due to increased sales prices of homes delivered.

      Project personnel and expenses for the Internet development segment increased from $78,000 in the three months ended May 31, 2005 to $104,000 for the three months ended May 31, 2006. Project personnel and expenses for the Internet development segment increased from $148,000 for the six months ended May 31, 2005 to $208,000 for the six months ended May 31, 2006. Gross profit margin for the Internet development segment was 49% and 54% for the quarters ended May 31, 2006 and 2005, respectively. Gross profit margin for the Internet development segment was 45% and 54% for the six months ended May 31, 2006 and 2005, respectively.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended May 31, 2006 were $732,000 compared to $654,000 for the quarter ended May 31, 2005. Selling, general and administrative expenses for the six months ended May 31, 2006 were $1,400,000 compared to $1,242,000 for the six months ended May 31, 2005. The increase in selling, general and administrative expenses is primarily attributable to increased sales and marketing costs for both the homebuilding and Internet development divisions.

      INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for both of the quarters ended May 31, 2006 and 2005. Interest income increased to $4,000 during the six months ended May 31, 2006 from $3,000 during the six months ended May 31, 2005. The increase was a result of higher average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during fiscal 2006.

      INTEREST EXPENSE: Interest expense amounted to $34,000 for the three months ended May 31, 2006 compared to $47,000 for the three months ended May 31, 2005. Interest expense amounted to $82,000 and $92,000 for the six months ended May 31, 2006 and 2005, respectively. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized on real estate inventory. During the three and six months ended May 31, 2006, the Company capitalized $18,000 and $64,000 of interest, respectively.

      LITIGATION SETTLEMENTS: The Company received $71,000 in litigation settlements during the six months ended May 31, 2005.

      SALES ACTIVITY AND BACKLOG                             Contract         Number
                                                             Backlog         of Homes
                                                         ----------------  ------------
        Backlog as of November 30, 2005                       $2,250,000         4

        Less: Homes delivered during the
           six months ended May 31, 2006                      (4,310,000)       (7)

        Plus: New contracts signed during the
           six months ended May 31, 2006                       2,875,000         4

                                                         ----------------  ------------
        Backlog as of May 31, 2006*                             $815,000         1
                                                         ================  ============

        *Backlog includes full sales price of On Your Lot homes. Please see
         Footnote 1 for revenue recognition policies.

      The Company is currently constructing homes in two communities: Amelia Plantation and Pointe West, located in Vero Beach, Florida. In addition, the Company has begun its "On-Your-Lot Program" in which the Company seeks to act as the contract builder for individual landowners.

      The Company acquired an undeveloped 10-acre parcel in Vero Beach, Florida known as Magnolia Plantation in December 2005 which will contain 21 single family homes. The Company anticipates construction to commence in Magnolia Plantation by the end of fiscal 2006.

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL
      As of May 31, 2006, the Company had $4,339,000 in working capital compared to $4,144,000 at November 30, 2005. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowings availability under the Company's revolving credit facility, will be sufficient to support consolidated operations through May 2007.

      CASH FLOWS FROM OPERATING ACTIVITIES
      The Company used $4,680,000 in its operating activities during the six months ended May 31, 2006 compared to using $1,539,000 in cash for its operating activities during the six months ended May 31, 2005. The current year's cash usage reflects a $3,799,000 increase in inventory as a result of the increased number of homes under construction.

      CASH FLOWS FROM INVESTING ACTIVITIES
      The Company used $11,000 in investing activities during the six months ended May 31, 2006 for the purchase of equipment and software. The Company used $31,000 in cash in its investing activities during the six months ended May 31, 2005 for the purchase of equipment and software.

      CASH FLOWS FROM FINANCING ACTIVITIES
      The Company generated $2,904,000 and $538,000 in cash from its financing activities during the six months ended May 31, 2006 and 2005, respectively. These amounts represented an increase in the Notes Payable outstanding in the homebuilding segment.

      COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

      LAND PURCHASE AGREEMENTS:
      In December 2005, the Company purchased an undeveloped 10-acre parcel in Vero Beach, Florida named Magnolia Plantation which will contain 21 single family homes. Land approvals and development for the property are proceeding with home construction anticipated to commence by the end of fiscal 2006.

      In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. If the Company does not perform under the contract, its liability is limited to the deposit money held by the seller. The remaining deposit as of May 31, 2006 is $30,000. Thirty-eight (38) lots have been purchased under this Land Purchase Agreement as of May 31, 2006.

      The Company anticipates purchasing all of the lots it has under its existing land contracts. The estimated cost to the Company to perform all of its obligations under the existing land contracts is approximately $300,000.

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

      LOAN AGREEMENT:
      The Company maintains a $6.5 million construction revolving line of credit with Harbor Federal Savings Bank. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of May 31, 2006, $3,841,000 of advances under the line of credit was outstanding.

      In December 2005, the Company financed the purchase of a 10-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

      SENSITIVE ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. As of May 31, 2006, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      The Company held its 2006 Annual Meeting of Shareholders (the "Meeting") on May 10, 2006. At the Meeting, shareholders were asked to elect each of Kenneth D. Hill and J. Ernst Brophy as directors for four-year terms expiring at the 2010 annual meeting. In addition, the shareholders were asked to approve the adoption of the Company's 2006 Equity Incentive Plan. The results of the voting were as follows:

                                                                                                    Broker
                                          For          Against       Withheld       Abstain        Non-Vote
                                     -------------  -------------  ------------  -------------  -------------
      Kenneth D. Hill                   7,307,355              0             0         27,809              0
      J. Ernest Brophy                  7,306,360              0             0         28,804              0
      Adoption of 2006
         Equity Incentive Plan          4,942,157        214,873             0         14,842      2,163,292

      The terms of each of Anthony J Caldarone, Mark N. Fessel, Frank C. Smith, Jr. and John G. Yates (the other directors of the Company) continued after the Meeting.

ITEM 5. OTHER INFORMATION

      On June 7, 2006, PrivilegeONE Networks, LLC received a Notice of Allowance and Issue Fee Due for its User Rewards Program and Associated Communications System patent application. Payment of the Issue Fee has been sent to the Patent Office. Issuance of the formal patent is expected mid-August 2006.

ITEM 6. EXHIBITS

           10.45   Calton, Inc. 2006 Equity Incentive Plan

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


Date: July 14, 2006