Form 10QSB
period 2006-08-31
CALTON INC
filed 2006-10-16
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2006

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X   No
            -----   -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

As of October 12, 2006, 9,564,336 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   CALTON, INC. AND SUBSIDIARIES
                                               INDEX


PART I. FINANCIAL INFORMATION                                                            PAGE NO.
                                                                                         --------
        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets at
                 August 31, 2006 (Unaudited) and November 30, 2005........................   3

                 Condensed Consolidated Statements of Operations (Unaudited) for
                 the Three Months Ended August 31, 2006 and August 31, 2005...............   4

                 Condensed Consolidated Statements of Operations (Unaudited) for the
                 Nine Months Ended August 31, 2006 and August 31, 2005....................   5

                 Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                 Nine Months Ended August 31, 2006 and August 31, 2005....................   6

                 Notes to Condensed Consolidated Financial Statements.....................   7

        Item 2.  Management's Discussion and Analysis or Plan of Operation................   12

        Item 3.  Controls and Procedures...................................................  15


PART II.OTHER INFORMATION

        Item 5.  Other Information.........................................................  16

        Item 6.  Exhibits..................................................................  16

SIGNATURES       ..........................................................................  17



Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding industry in general, changes in interest rates, acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                            CALTON, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     August 31,         November 30,
                                                                                        2006                2005
                                                                                    ------------       ------------
ASSETS                                                                              (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                  $  1,153,000       $  2,737,000
         Accounts receivable                                                              20,000            139,000
         Inventory                                                                     8,352,000          4,734,000
         Deposits on land                                                                    -              350,000
         Prepaid expenses and other current assets                                       215,000            125,000
                                                                                    ------------       ------------
            Total current assets                                                       9,740,000          8,085,000

     Deferred charges                                                                     30,000             19,000
     Property and equipment, net                                                         116,000            138,000
     Assets of discontinued operations (Note 8)                                           58,000            182,000
                                                                                    ------------       ------------
            Total assets                                                            $  9,944,000       $  8,424,000
                                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts Payable                                                               $    141,000       $  1,047,000
     Accrued Expenses                                                                    256,000            597,000
     Other current liabilities                                                            90,000            451,000
     Notes payable                                                                     5,194,000          1,937,000
     Liabilities of discontinued operations (Note 8)                                       3,000             70,000
                                                                                    ------------       ------------
         Total current liabilities                                                     5,684,000          4,102,000
                                                                                    ------------       ------------

     Commitments and contingent liabilities (Note 7)                                         -                  -

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            10,697,855 shares issued:  9,564,336 and 9,497,491 shares
            outstanding at August 31, 2006 and November 30, 2005, respectively           478,000            475,000
         Additional paid-in capital                                                   10,733,000         11,178,000
         Accumulated deficit                                                          (1,126,000)          (938,000)
         Less cost of shares held in treasury, 1,133,519 and 1,200,364 shares
            as of August 31, 2006 and November 30, 2005, respectively                 (5,969,000)        (6,448,000)
         Accumulated other comprehensive income                                          144,000             55,000
                                                                                    ------------       ------------
            Total shareholders' equity                                                 4,260,000          4,322,000
                                                                                    ------------       ------------
            Total liabilities and shareholders' equity                              $  9,944,000       $  8,424,000
                                                                                    ============       ============

            See notes to condensed consolidated financial statements.

                              CALTON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED AUGUST 31, 2006 AND 2005
                                       (UNAUDITED)

                                                          Three Months Ended August 31,
                                                             2006              2005
                                                          -----------       -----------
REVENUE
    Homebuilding                                          $ 1,337,000       $ 3,584,000
                                                          -----------       -----------
                                                            1,337,000         3,584,000
                                                          -----------       -----------
COSTS AND EXPENSES
    Cost of sales                                           1,162,000         2,541,000
    Selling, general and administrative                       492,000           645,000
                                                          -----------       -----------
                                                            1,654,000         3,186,000
                                                          -----------       -----------
      Income (loss) from operations                          (317,000)          398,000

OTHER INCOME (EXPENSE)
    Interest income                                             2,000             2,000
    Interest expense                                         (101,000)          (44,000)
    Litigation settlements                                    (15,000)              -
    Insurance settlements                                         -             194,000
    Other expense                                             (13,000)          (22,000)
                                                          -----------       -----------
        Income (loss) before discontinued operations         (444,000)          528,000
          and income taxes

INCOME FROM DISCONTINUED OPERATIONS (NOTE 8)                  187,000            15,000
                                                          -----------       -----------
Income (loss) before income taxes                            (257,000)          543,000

    Income tax expense                                            -                 -
                                                          -----------       -----------
NET INCOME (LOSS)                                         $  (257,000)      $   543,000
                                                          ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER SHARE:
    Income (loss) from continuing operations              $     (0.05)      $      0.06
                                                          ===========       ===========
    Income from discontinued operations                   $      0.02       $      0.00
                                                          ===========       ===========
    Net income (loss)                                     $     (0.03)      $      0.06
                                                          ===========       ===========


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                 9,535,000         9,436,000
      Diluted                                               9,701,000         9,553,000

                See notes to condensed consolidated financial statements.

                              CALTON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED AUGUST 31, 2006 AND 2005
                                       (UNAUDITED)

                                                           Nine Months Ended August 31,
                                                              2006             2005
                                                          -----------       -----------
REVENUE
    Homebuilding                                          $ 6,092,000       $ 6,866,000
                                                          -----------       -----------
                                                            6,092,000         6,866,000
                                                          -----------       -----------
COSTS AND EXPENSES
    Cost of sales                                           4,559,000         5,036,000
    Selling, general and administrative                     1,684,000         1,705,000
                                                          -----------       -----------
                                                            6,243,000         6,741,000
                                                          -----------       -----------
      Income (loss) from operations                          (151,000)          125,000

OTHER INCOME (EXPENSE)
    Interest income                                             6,000             5,000
    Interest expense                                         (183,000)         (137,000)
    Litigation settlements                                    (15,000)           71,000
    Insurance settlements                                         -             194,000
    Other income (expense)                                     14,000           (40,000)
        Income (loss) before discontinued operations
                                                          -----------       -----------
          and income taxes                                   (329,000)          218,000

INCOME FROM DISCONTINUED OPERATIONS (NOTE 8)                  150,000            22,000
                                                          -----------       -----------
Income (loss) before income taxes                            (179,000)          240,000

    Income tax expense                                         (9,000)           (2,000)
                                                          -----------       -----------
NET INCOME (LOSS)                                         $  (188,000)      $   238,000
                                                          ===========       ===========

BASIC INCOME (LOSS) PER SHARE
    Income (loss) from continuing operations              $     (0.04)      $      0.03
                                                          ===========       ===========
    Income from discontinued operations                   $      0.02       $      0.00
                                                          ===========       ===========
    Net income (loss)                                     $     (0.02)      $      0.03
                                                          ===========       ===========

DILUTED INCOME (LOSS) PER SHARE
    Income (loss) from continuing operations              $     (0.04)      $      0.02
                                                          ===========       ===========
    Income from discontinued operations                   $      0.02       $      0.00
                                                          ===========       ===========
    Net income (loss)                                     $     (0.02)      $      0.02
                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                 9,516,000         9,405,000
      Diluted                                               9,685,000         9,529,000

            See notes to condensed consolidated financial statements.

                                       CALTON, INC. AND SUBSIDIARIES
                                    CONOLIDATED STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED AUGUST 31, 2006 AND 2005
                                                (UNAUDITED)

                                                                              Nine Months Ended August 31,
                                                                                2006              2005
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $  (188,000)      $   238,000
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Depreciation from continuing operations                                      29,000            17,000
     Depreciation from discontinued operations                                     9,000             8,000
     Amortization of deferred charges                                             31,000           103,000
     Increase in deferred charges                                                (42,000)          (33,000)
     Gain on sale of assets of discontinued operations                          (229,000)              -
     Stock based compensation for directors                                       37,000            36,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                     119,000           (48,000)
         Inventory                                                            (3,618,000)       (2,363,000)
         Deposits on land                                                        350,000            99,000
         Prepaid expenses and other assets                                        (1,000)         (115,000)
         Accounts payable, accrued expenses and other liabilities             (1,608,000)          747,000
         Change in assets of discontinued operations, net                        144,000             7,000
         Change in liabilities of discontinued operations, net                   (67,000)            9,000
                                                                             -----------       -----------
Net cash flows from operating activities                                      (5,034,000)       (1,295,000)
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of long lived assets of discontinued operations          209,000             1,000
     Purchase of equipment and software for discontinued operations               (9,000)           (9,000)
     Purchase of equipment and software for continuing operations                 (7,000)         (136,000)
                                                                             -----------       -----------
Net cash flows from investing activities                                         193,000          (144,000)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, net                                          3,257,000         1,346,000
                                                                             -----------       -----------
Net cash flows from financing activities                                       3,257,000         1,346,000
                                                                             -----------       -----------

Net decrease in cash and cash equivalents                                     (1,584,000)          (93,000)
Cash and cash equivalents at beginning of period                               2,737,000         2,628,000
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $ 1,153,000       $ 2,535,000
                                                                             ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                              $   295,000       $    74,000

            See notes to condensed consolidated financial statements.

>
                                        6

                          CALTON, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION
        ---------------------

        The accompanying unaudited consolidated financial statements of Calton, Inc. and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 31, 2006, the results of operations for the three and nine months ended August 31, 2006 and 2005 and the cash flows for the nine months ended August 31, 2006 and 2005 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2006. Operating results for the three and nine months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending November 30, 2006.

        REVENUE RECOGNITION

        Homebuilding revenues and related profits are recognized using the deposit method, as defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized when the earning process of constructing the home has been completed as follows:

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

        STOCK-BASED COMPENSATION
        In March 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS 123R) which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The adoption of this standard had no impact on the Company's results of operations for the three and nine months ended August 31, 2006.

        RECLASSIFICATIONS
        Certain balances have been reclassified to conform with the current year presentation.

        RECENT ACCOUNTING PRONOUNCEMENTS

        FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

2.      INVENTORY
        ---------

        Inventory consists of the following as of August 31, 2006 and November 30, 2005:

                                          August 31,      November 30,
                                             2006              2005
                                          ----------       ----------

        Developed land                    $2,936,000       $  824,000
        Work in process                    1,164,000        1,075,000
        Speculative and model homes        4,252,000        2,835,000
                                          ----------       ----------
                                          $8,352,000       $4,734,000
                                          ==========       ==========


        The Company capitalizes interest on loans directly associated with real estate development projects. During the nine months ended August 31, 2006 and 2005, the Company capitalized $143,000 and $40,000 in interest, respectively.

3.      PROPERTY AND EQUIPMENT
        ----------------------

        Property and equipment consists of the following as of August 31, 2006 and November 30, 2005:

                                                  August 31,      November 30,
                                                    2006             2005
                                                  ---------        ---------

        Computer equipment and furniture          $ 204,000        $ 236,000
        Leasehold improvements                        5,000            6,000
        Other                                         9,000            9,000
                                                  ---------        ---------
                                                    218,000          251,000
             Less: Accumulated depreciation        (102,000)        (113,000)
                                                  ---------        ---------
                                                  $ 116,000        $ 138,000
                                                  =========        =========


4.      NOTES PAYABLE
        -------------

        Notes payable consists of borrowings under a $6.5 million revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets. Notes payable also consists of $1 million mortgage note due in December 2006 that is payable to Harbor Federal Savings Bank. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (9.25% at August 31, 2006).

5.      SHAREHOLDERS' EQUITY ACTIVITY
        -----------------------------

        During the three and nine months ended August 31, 2006, 29,760 and 66,845 shares of treasury stock, respectively, were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense for the three and nine months ended August 31, 2006, amounted to $13,000 and $37,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting, with the difference being recorded as a reduction in paid-in capital.

        OTHER COMPREHENSIVE INCOME:
        Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the periods presented represents the changes in unrealized gains (losses) on available for sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income for the nine months ended August 31, 2006 and 2005:

                                         Nine months ended August 31,
                                         ----------------------------
                                            2006              2005
                                         ----------        ----------

        Net income (loss)                 ($188,000)       $ 238,000
        Other comprehensive income           89,000           13,000
                                         ----------        ----------
        Comprehensive income (loss)       ($ 99,000)       $ 251,000
                                         ==========        ==========

6.      NET INCOME (LOSS) PER COMMON SHARE
        ----------------------------------

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                         Three months ended              Nine months ended
                                                             August 31,                     August 31,
                                                    ---------------------------    ---------------------------
                                                       2006             2005           2006            2005
                                                    -----------     -----------    -----------     -----------
        Income (loss) - (numerator)                 $  (257,000)    $   543,000    $  (188,000)    $   238,000
                                                    ===========     ===========    ===========     ===========

        BASIC:
          Weighted average shares
            outstanding - (denominator)               9,535,000       9,436,000      9,516,000       9,405,000
                                                    ===========     ===========    ===========     ===========

          Income (loss) per common share            $     (0.03)    $      0.06    $     (0.02)    $      0.03
                                                    ===========     ===========    ===========     ===========

        DILUTED:
          Weighted average shares outstanding         9,535,000       9,436,000      9,516,000       9,405,000

        Effect of dilutive securities                   166,000         117,000        169,000         124,000
                                                    -----------     -----------    -----------     -----------
          Adjusted weighted average
            shares - (denominator)                    9,701,000       9,553,000      9,685,000       9,529,000
                                                    ===========     ===========    ===========     ===========

        Income (loss) per common share - diluted    $     (0.03)    $      0.06    $     (0.02)    $      0.02
                                                    ===========     ===========    ===========     ===========

7.      COMMITMENTS AND CONTINGENT LIABILITIES
        --------------------------------------

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

        Following is the Company's warranty reserve activity for the nine months ended August 31, 2006:

                  Balance, December 1, 2005         $ 59,000
                  Estimated costs                     51,000
                  Payments and other adjustments     (54,000)
                                                    --------
                  Balance, August 31, 2006          $ 56,000
                                                    ========

        LAND PURCHASE AGREEMENTS
        In December 2005, the Company purchased an undeveloped 10-acre parcel in Vero Beach, Florida named Magnolia Plantation which will contain 21 single family homes. Land approvals and development for the property are proceeding with home construction anticipated to commence by the end of fiscal 2006.

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed, golf course lots in the Pointe West development located in Vero Beach, Florida. All 41 developed lots have been purchased as of August 31, 2006.

8.      DISCONTINUED OPERATIONS
        -----------------------

        On July 31, 2006, the Company completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

        The condensed consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations are summarized as follows:

                                                 Three Months Ended           Nine Months Ended
                                                      August 31,                 August 31,
                                               -----------------------     -----------------------
                                                 2006          2005          2006           2005
                                               ---------     ---------     ---------     ---------

        Net revenues                           $ 130,000     $ 223,000     $ 509,000     $ 542,000
        Cost of goods sold                        70,000       111,000       277,000       259,000
                                               ---------     ---------     ---------     ---------
             Gross profit                         60,000       112,000       232,000       283,000

        Operating expense                        (98,000)      (97,000)     (307,000)     (276,000)
        Non-operating expense (income), net       (4,000)            -        (4,000)       15,000
        Gain on sale of assets                   229,000             -       229,000             -
                                               ---------     ---------     ---------     ---------
        Income from discontinued operations    $ 187,000     $  15,000     $ 150,000     $  22,000
                                               =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2006 AND 2005

        REVENUES: Consolidated revenues for the three months ended August 31, 2006 were $1,337,000 compared to $3,584,000 for the three months ended August 31, 2005. Revenues for the nine months ended August 31, 2006 and 2005 were $6,092,000 and $6,866,000, respectively. The decrease for both the three and nine months is primarily attributable to the Company's homebuilding operations which delivered fewer homes than during the same periods last year. The Company delivered three homes and six homes during the three months ended August 31, 2006 and 2005, respectively. The Company delivered 10 homes and 12 homes during the nine months ended August 31, 2006 and 2005, respectively.

        COST OF SALES: Homebuilding cost of goods sold was $1,162,000 for the quarter ended August 31, 2006 compared to $2,541,000 for the quarter ended August 31, 2006. Homebuilding cost of goods sold was $4,559,000 for the nine months ended August 31, 2006 compared to $5,036,000 for the nine months ended August 31, 2005. The reduction in cost of goods sold for both the three and nine-month periods was a result of fewer home deliveries during the same periods of the prior year as discussed above. Profit margin for the homebuilding segment was 13% and 29% for the quarters ended August 31, 2006 and 2005, respectively, and 25% and 27% for the nine months ended August 31, 2006 and 2005, respectively. The decrease for both the quarter and nine-month profit margins was due to decreased sales prices of homes delivered due to weakening market conditions in 2006.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended August 31, 2006 were $492,000 compared to $645,000 for the quarter ended August 31, 2005. The reduction in selling, general and administrative expenses is primarily attributable to a reduction in personnel and advertising expenditures for the quarter ended August 31, 2006. Selling, general and administrative expenses for the nine months ended August 31, 2006 were $1,684,000 compared to $1,705,000 for the nine months ended August 31, 2005. The decrease in selling, general and administrative expenses is primarily attributable to reduced advertising expenditures for the nine months ended August 31, 2006.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for both of the quarters ended August 31, 2006 and 2005. Interest income increased from $5,000 during the nine months ended August 31, 2005 to $6,000 during the nine months ended August 31, 2006. The increase was a result of higher average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during the remainder of fiscal 2006.

        INTEREST EXPENSE: Interest expense amounted to $101,000 and $44,000 for the three months ended August 31, 2006 and 2005. Interest expense amounted to $183,000 and $137,000 for the nine months ended August 31, 2006 and 2005, respectively. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three and nine months ended August 31, 2006, the Company capitalized $38,000 and $143,000 of interest, respectively.

        LITIGATION SETTLEMENTS: The Company paid $15,000 in litigation settlements during the three months ended August 31, 2006. The Company received $71,000 in litigation settlements for the nine months ended August 31, 2005.

        OTHER INCOME (EXPENSE): The Company received a $194,000 insurance settlement during the three months ended August 31, 2005 for business interruption losses sustained due to Hurricanes Frances and Jeanne.

        SALES ACTIVITY AND BACKLOG:
                                                    Contract         Number
                                                    Backlog         of Homes
                                                  -----------     -----------
        Backlog as of November 30, 2005           $ 2,250,000          4

        Less:  Homes delivered during the
             nine months ended August 31, 2006     (6,024,000)        (10)

        Plus:  New contracts signed during the
             nine months ended August 31, 2006      4,289,000          7

                                                  -----------     -----------
        Backlog as of August 31, 2006             $   515,000          1
                                                  ===========     ===========


        The Company is currently constructing homes in two communities: Amelia Plantation and Pointe West, located in Vero Beach, Florida. The Company is in the process of land development at Magnolia Plantation, a 21 single family home residential community. In addition, the Company is continuing its "On-Your-Lot Program" in which it acts as the contract builder for individual landowners. Management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and to create a more diversified product offering.

        DISCONTINUED OPERATIONS: On July 31, 2006, eCalton.com, Inc., a wholly-owned subsidiary of the Company, sold substantially all if its assets to Bray Web Development, Inc. for $250,000. The transaction resulted in a gain on the sale of assets to the Company of $229,000. As a result of the sale, the Company is no longer in the business of providing Internet business solutions or web site development and design services. See Note 8 for operating results of the discontinued operations.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL
        -------
        As of August 31, 2006, the Company had $4,056,000 in working capital compared to $3,983,000 at November 30, 2005. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support consolidated operations through at least the 12-month period ending August 31, 2007.

        CASH FLOWS FROM OPERATING ACTIVITIES
        ------------------------------------
        The Company used $5,034,000 in cash for its operating activities during the nine months ended August 31, 2006, compared to using $1,295,000 in cash during the same period of the prior year. The current year's cash usage reflects a $3,618,000 increase in inventory as a result of the increased number of homes under construction. In addition, the Company reduced its accounts payable levels by $1,608,000.

        CASH FLOWS FROM INVESTING ACTIVITIES
        ------------------------------------
        The Company generated $193,000 in cash in its investing activities during the nine months ended August 31, 2006, primarily attributable to the sale of assets by eCalton.com, Inc. The Company used $144,000 in cash in its investing activities during the nine months ended August 31, 2005, primarily related to the purchase of computer equipment and software.

        CASH FLOWS FROM FINANCING ACTIVITIES
        ------------------------------------
        The Company generated $3,257,000 in cash from its financing activities during the nine months ended August 31, 2006. The Company generated $1,346,000 in cash from its financing activities during the nine months ended August 31, 2005. These represented increases in the Company's notes payable.

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

        In April 2004, the Company entered into a rolling option contract to purchase forty-one (41) developed golf course lots in the Pointe West development located in Vero Beach, Florida. All 41 developed lots have been purchased as of August 31, 2006.

        PROFIT SHARING ARRANGEMENT:
        The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of the Company's wholly-owned subsidiary, PrivilegeONE Networks, LLC ("PrivilegeONE"), respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE.

        PrivilegeONE, which was formed to develop a loyalty and co-branded credit card program, received a patent on its User Rewards Program and Associated Communications Systems on September 5, 2006. The patent number is 7,103,573.

        LOAN AGREEMENTS:
        The Company maintains a $6.5 million construction revolving line of credit with Harbor Federal Savings Bank. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of August 31, 2006, $4,127,000 of advances under the line of credit was outstanding.

        In December 2005, the Company financed the purchase of a 10-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.


        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable, homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. The Company's critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. As of August 31, 2006, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        On September 5, 2006, PrivilegeONE Networks, LLC formally received a patent on its User Rewards Program and Associated Communications Systems. The patent number is 7,103,573.

ITEM 6. EXHIBITS

        NUMBER  DESCRIPTION
        ------  -----------

        10.47 Asset Purchase Agreement dated July 24, 2006 between Bray Web Development, Inc. and eCalton.com, Inc.

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


                                                  CALTON,INC.
                                    ---------------------------------------
                                                 (Registrant)

                               By:  /s/ Laura A. Camisa
                                    ----------------------------------------
                                    Laura A. Camisa
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

Date:  October 12, 2006