Form 10KSB
period 2006-11-30
CALTON INC
filed 2007-03-15
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
           (Name of small business issuer as specified in its charter)

                 NEW JERSEY                                     22-2433361
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                            Identification Number)

       2050 40TH AVENUE - SUITE ONE
            VERO BEACH, FLORIDA                                    32960
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

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Revenues for the fiscal year ended November 30, 2006: $6,630,000.

The aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the OTC Bulletin Board) of voting shares and non-voting equity held by non-affiliates of the registrant as of February 28, 2007 was $1,020,550.

As of February 28, 2007, 9,592,746 shares of Common Stock were outstanding.

Certain portions of the Company's Proxy Statement for the annual meeting of shareholders are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

          The Company's primary business activity is homebuilding. The Company also holds a patent on its User Rewards Program and Associated Communications Systems developed in connection with its loyalty and co-branded credit card program operation which currently does not generate any revenues.

          From July 1999 to July 2006, the Company provided Internet business solutions to large and medium-sized businesses through its web development subsidiary, eCalton.com, Inc. On July 31, 2006, the Company completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

          In August 2003, the Company decided to capitalize on existing management's experience in the residential homebuilding industry and acquired 35 residential lots in a 121-home residential community then being developed in Vero Beach, Florida. The Company has expanded its homebuilding operations since such time and continues to pursue other homebuilding opportunities in Florida.

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

          Calton maintains its corporate offices at 2050 40th Avenue, Suite One, Vero Beach, Florida 32960 and its telephone number is (772) 794-1414.

          In this report, references to "we", "us" and "our" refer to the Company.

     (B)  BUSINESS OF ISSUER

          GENERAL
          The Company's business activities are primarily focused on homebuilding through Homes by Calton, LLC ("Homes by Calton") and the continued development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE").

          HOMES BY CALTON, LLC
          Homes by Calton was formed for the express purpose of capitalizing on existing management's experience in the residential homebuilding marketplace. The Company's focus is on homebuilding developments primarily located in Indian River County, Florida.

          Homes by Calton's initial homebuilding endeavor involved the August 29, 2003 acquisition of 35 residential lots in the Riverside at The Island Club, a 121-home residential community then being developed in Vero Beach, Florida.

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

          PRODUCT OFFERING
          Homes by Calton offers single-family detached homes at prices, including customized options and lot premiums, which ranged from $515,000 up to $750,000 during the year ended November 30, 2006. Homes by Calton offers four different house floor plans in each of its communities, with the size of homes ranging from 2,700 to 3,600 square feet. A wide selection of options is available to purchasers for additional charges. Major options include built-in entertainment centers, bonus rooms and pools.

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

          SALES AND MARKETING
          Homes by Calton markets its homes primarily to upper-income buyers, emphasizing high-quality construction and customer satisfaction. The Company maintains sales offices at its communities under development which are staffed by Homes by Calton sales personnel. Local realtors also introduce customers to Homes by Calton. Homes by Calton also advertises in newspapers and other local and regional publications and potential homebuyers can obtain detailed information regarding the communities where the Company builds by visiting Homes by Calton's web site, www.homesbycalton.com. Homes by Calton's homes are sold under a limited warranty as to workmanship and materials.

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

          PRIVILEGEONE NETWORKS, LLC
          PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty and co-branded credit card program. Currently, PrivilegeONE has no active business operations; however PrivilegeONE continues to explore different opportunities for revenue generation, including licensing and joint venture opportunities.

          PATENTS AND TRADEMARKS
          On September 5, 2006, PrivilegeONE received a patent on its User Rewards Program and Associated Communications Systems.

          PrivilegeONE has received trademark registrations for "PrivilegeONE" and the PrivilegeONE stylized logo.

          EMPLOYEES
          As of February 26, 2007, the Company and its wholly-owned subsidiaries employed ten full time personnel and two part-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company currently leases: (a) approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,100 per month, for a renewable term of one year, (b) approximately 2,000 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $2,900 for a term of five years ending September 2009, and (c) two model homes pursuant to sale-leaseback arrangements at the Pointe West community in Vero Beach, Florida, under renewable terms of one year each, for a combined total of $8,600 per month. Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

          Because of the nature of the Company's homebuilding operations, significant amounts of property are held as inventory in the ordinary course of the Company's homebuilding business. Such properties are not included in response to this item.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of fiscal 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's common stock is currently being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the American Stock Exchange (the "AMEX"), it intends to reapply for trading on the AMEX. The following chart reflects the high and low sales prices of the common stock during fiscal 2006 and 2005:

                           FISCAL 2006    High    Low
                          -----------   -----   -----

                          1st Quarter   $0.70   $0.43
                          2nd Quarter    0.79    0.43
                          3rd Quarter    0.67    0.40
                          4th Quarter    0.60    0.38

                           FISCAL 2005    High    Low
                          -----------   -----   -----

                          1st Quarter   $0.48   $0.27
                          2nd Quarter    0.76    0.40
                          3rd Quarter    0.48    0.36
                          4th Quarter    0.61    0.35

          At February 28, 2007, there were approximately 373 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sales price the Company's common stock as reported by the OTC Bulletin Board was $0.34.

          In fiscal 2006 and 2005, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of operations and for general corporate purposes.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

          REVENUES: Consolidated revenues decreased from $13,120,000 in 2005 to $6,631,000 in 2006. The decrease is attributable to a downturn in the homebuilding market. We delivered 22 homes in 2005 compared to 11 homes in 2006.

          COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding operations. Homebuilding cost of goods sold decreased from $9,762,000 for the year ended November 30, 2005 to $5,644,000 for the year ended November 30, 2006 as a result of the decreased revenues. Included in the $5,644,000 of cost of goods sold for the year ended November 30, 2006 is $677,000 in impairment charges on our inventory. Gross profits on revenues for the homebuilding business remained fairly stable, reaching 26% in 2005 and 25% in 2006 pre-impairment charge. Gross margin for fiscal 2006 after fully taking the affect of the impairment charge was 15%. Although the sales pace decreased significantly in fiscal 2006, we were able to avoid price reductions on the homes we sold and delivered during the year. No assurances can be given that gross profits will not be adversely impacted by market conditions in fiscal 2007.

          SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $2,339,000 in 2005 to $2,186,000 in 2006. The decrease in selling, general and administrative expenses is primarily attributable to decreases in personnel at the homebuilding division and overall expense reductions.

          INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income increased from $6,000 in 2005 to $8,000 in 2006. The increase was a result of higher average deposited balances. Currently, cash is being used in operating activities and accordingly, interest income is expected to decline during 2007.

          INTEREST EXPENSE: Interest expense amounted to $344,000 for the year ended November 30, 2006 compared to $153,000 for the year ended November 30, 2005. Interest is incurred on our demand revolving line of credit and mortgage note and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the years ended November 30, 2006 and 2005, we capitalized $108,000 and $98,000, respectively.

          GAINS ON INVESTMENTS: During the year ended November 30, 2006, we incurred a $61,000 unrealized gain on the carrying value of CorVu Corporation's common stock. During the year ended November 30, 2005, we incurred a $48,000 unrealized loss on the carrying value of CorVu Corporation's common stock. As of November 30, 2006, we carried CorVu common stock with a fair value of $116,000.

          LITIGATION SETTLEMENTS: We paid $15,000 in litigation settlements as a result of the resolution of certain matters in the year ended November 30, 2006. We received $71,000 in litigation settlements during the year ended November 30, 2005.

          OTHER INCOME (EXPENSE): We received a $194,000 insurance settlement during the year ended November 30, 2005 for business interruption losses sustained due to Hurricanes Frances and Jeanne.

          DISCONTINUED OPERATIONS: On July 31, 2006, we completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc., a corporation controlled by an officer of eCalton.com, Inc., for $250,000, less purchase price adjustments of approximately $41,000. We recorded a gain of $229,000 on the sale of assets and $145,000 in operating income from discontinued operations for the year ended November 30, 2006.

          SALES ACTIVITY AND BACKLOG:

                                                    Contract     Number
                                                    Backlog     of Homes
                                                  -----------   --------
          Backlog as of November 30, 2005         $ 2,250,000          4

          Less: Homes delivered during the
                year ended November 30, 2006       (6,630,000)       (11)

          Plus: New contracts signed during the
                year ended November 30, 2006        4,380,000          7
                                                  -----------   --------
          Backlog as of November 30, 2006         $         0          0
                                                  ===========   ========

          We are currently constructing homes in the Pointe West traditional neighborhood community, located in Vero Beach, Florida. We have completed construction of homes in Amelia Plantation, also located in Vero Beach, Florida. In 2005, we began our "On-Your-Lot" program in which we arrange for the construction of homes for individual landowners. We delivered one On-Your-Lot home in 2006. In December 2005, we acquired a 10-acre parcel in Vero Beach, Florida on which we intend to construct 21 single family homes. Management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and create a more diversified product offering.

          LIQUIDITY AND CAPITAL RESOURCES

          GENERAL:

          Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the financial statements, we have incurred a loss from continuing operations of $1,551,000 and used cash in our continuing operations of $5,548,000 during the fiscal year ended November 30, 2006. These conditions raise doubt as to our ability to continue our normal business operations as a going concern. As of November 30, 2006, we had $2,843,000 in working capital which is anticipated to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2007.

          Management's plan to sustain our operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, curtailing expenses to the extent appropriate and raising additional debt or equity capital from external sources.

          CASH FLOWS FROM OPERATING ACTIVITIES:

          We used $5,548,000 in cash in our operating activities during the year ended November 30, 2006 compared to using $248,000 in cash in our operating activities during the year ending November 30, 2005. The primary uses of cash in the year ended November 30, 2006 were the increase in homebuilding inventory levels, decrease in accounts payable and the net loss incurred for the year. The primary use of cash in the year ended November 30, 2005 was an increase in inventory levels.

          CASH FLOWS FROM INVESTING ACTIVITIES:

          We generated $189,000 in cash from our investing activities during the year ended November 30, 2006 primarily from the sale of substantially all of the assets of eCalton.com, Inc. We used $150,000 in our investing activities during the year ended November 30, 2005. The use of cash represents the purchase of furniture for our model homes and the purchase of computer equipment.

          CASH FLOWS FROM FINANCING ACTIVITIES:

          We generated $3,391,000 in cash from our financing activities for the year ended November 30, 2006. We generated $507,000 in cash from our financing activities for the year ended November 30, 2005. These amounts represented borrowings on our construction line of credit and mortgage note primarily due to increased inventory levels.

          As a result of the above cash flow activities, cash decreased from $2,737,000 at November 30, 2005 to $769,000 as of November 30, 2006.
          Total working capital decreased from $4,165,000 at November 30, 2005 to $2,843,000 at November 30, 2006.

          COMMITMENTS, GUARANTEES AND CONTINGENCIES

          PROFIT SHARING ARRANGEMENT:

          The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There were no revenues derived from PrivilegeONE in fiscal years 2006 and 2005.

          LOAN AGREEMENT:

          The Company maintains a $6.5 million construction revolving line of credit with Harbor Federal Savings Bank. Interest on advances, which are secured by a mortgage on the Company's homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of November 30, 2006, $4,370,000 of advances under the line of credit was outstanding.

          In December 2005, the Company financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of November 30, 2006, $1 million was outstanding under the note.

          OPERATING LEASE COMMITMENTS:

          The Company and its consolidated subsidiaries lease their facilities with various expiration dates through 2009. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                                  2007     100,000
                                  2008      36,000
                                  2009      32,000
                                          --------
                                  Total   $168,000
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

          RECENT ACCOUNTING PRINCIPLES

          FASB STATEMENT NO. 157, FAIR VALUE MEASUREMENTS
          In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS 157), Fair Value Measurements. FAS No. 157 enhances prior definitions of fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures on fair value measurements. This statement does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of FAS 157 to have an affect on the Company's consolidated results and financial position.

          FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its consolidated financial statements.

ITEM 7.   FINANCIAL STATEMENTS

          The Financial Statements are set forth herein commencing on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8A.  CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the year ended November 30, 2006 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          EXECUTIVE OFFICERS
          The executive officers of the Company, as of February 28, 2007, are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

          NAME                 AGE  POSITION
          ----                 ---  --------
          Anthony J. Caldarone 69   Chairman, President and Chief Executive
                                    Officer
                                    Chairman and Chief Executive Officer - Homes by Calton, LLC

          Maria F. Caldarone   43   Executive Vice President of Corporate
                                    Development and Asst. Secretary
                                    President - Homes by Calton, LLC
                                    Executive Vice President of Operations -
                                    PrivilegeONE

           Laura A. Camisa      44  Senior Vice President, Chief Financial
                                    Officer and Treasurer
                                    Senior Vice President - Homes by Calton, LLC
                                    Senior Vice President of Strategic Planning-
                                    PrivilegeONE

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

          Ms. Camisa, who resigned her positions with the Company effective as of February 28, 2007, has served as Chief Financial Officer and Treasurer of the Company since April 2004 and Senior Vice President of the Company since September 2002. From April 2000 until her appointment as Senior Vice President, she served as the Company's Vice President of Strategic Planning, having been hired in February 2000 as a Financial Analyst. Ms. Camisa was appointed Senior Vice President of Homes by Calton in January 2004. Prior to joining Calton, she held the position of Director of Investor Relations and Financial Analyst at Hovnanian Enterprises, Inc. from June 1998 through February 2000. Ms. Camisa held the position of Financial Analyst - International Mergers and Acquisitions at Marsh & McLennan Companies from January 1995 through May 1998. Ms. Camisa spent five years with Kidder, Peabody & Co. as a Financial Analyst specializing in Mergers & Acquisitions and High Yield Debt Financing, as well as successfully completing the company's Investment Banking Analyst Training Program.

          Vicky F. Savage has been elected by the Board of Directors to serve as Vice President, Acting Chief Financial Officer and Treasurer for the Company, effective March 1, 2007. She has served as Accounting Manager for the Company from December 2001 through February of 2007. From June of 2000 until November of 2001, she held the positions of Accountant, Controller and Finance Manager of the Company's subsidiary, eCalton.com, Inc., which sold its business in July 2006. Prior to

          June 2000, Ms. Savage was Accounting Supervisor at Central Rural Electric Cooperative in Stillwater, Oklahoma.

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

                                                 CALTON, INC.
                                                 -------------------------------
                                                 (Registrant)


Dated: March 14, 2007                        By: /s/ Vicky F. Savage
                                                 -------------------------------
                                                 Vicky F. Savage, Acting Chief
                                                 Financial Officer and Treasurer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Anthony J. Caldarone and Vicky F. Savage and each of them, as his true lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, and to file the same, together with all the exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and being requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                        Title                      Date
           ---------                        -----                      ----


/s/ Anthony J. Caldarone        Chairman, President, Chief        March 14, 2007
-----------------------------   Executive Officer & Director
Anthony J. Caldarone            (Principal Executive Officer)


/s/ Vicky F. Savage             Acting Chief Financial Officer    March 14, 2007
-----------------------------   & Treasurer (Principal
Vicky F. Savage                 Financial & Accounting Officer)


/s/ J. Ernest Brophy            Director                          March 14, 2007
-----------------------------
J. Ernest Brophy


/s/ Mark N. Fessel              Director                          March 14, 2007
-----------------------------
Mark N. Fessel


/s/ Kenneth D. Hill             Director                          March 14, 2007
-----------------------------
Kenneth D. Hill


/s/ Frank Cavell Smith, Jr.     Director                          March 14, 2007
-----------------------------
Frank Cavell Smith, Jr.


/s/ John G. Yates               Director                          March 14, 2007
-----------------------------
John G. Yates

                          CALTON, INC. AND SUBSIDIARIES
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheet as of November 30, 2006                           F-3

Consolidated Statements of Operations for the Years Ended November 30,
2006 and 2005                                                                F-4

Consolidated Statements of Cash Flows for the Years Ended November 30,
2006 and 2005                                                                F-5

Consolidated Statements of Shareholders' Equity for the Years Ended
November 30, 2006 and 2005                                                   F-6

Notes to Consolidated Financial Statements                                   F-7

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

To the Board of Directors and Shareholders
Calton, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheet of Calton, Inc. and Subsidiaries as of November 30, 2006 and the consolidated statements of operations, shareholders' equity, and cash flows for the years ended November 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries as of November 30, 2006 and the consolidated results of their operations and their cash flows for the years ended November 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of approximately $1.4 million during the year ended November 30, 2006 and experienced approximately $5.5 million of negative operating cash flows during that same period. Additionally, as of the date of this report the Company had minimal pending homes sales. The Company has approximately $5 million of substantially completed homes in inventory which are the collateral for the demand notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                               /s/ AIDMAN, PISER & COMPANY, P.A.

Tampa, Florida
February 26, 2007

CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2006

ASSETS
   Current Assets
      Cash and cash equivalents                                     $   769,000
      Accounts receivable                                                14,000
      Inventory                                                       7,685,000
      Prepaid expenses and other current assets                         157,000
      Assets of discontinued operations (Note 9)                         33,000
                                                                    -----------
         Total current assets                                         8,658,000
                                                                    -----------
   Deferred charges                                                      20,000
   Property and equipment, net                                          171,000
                                                                    -----------
         Total assets                                               $ 8,849,000
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities
      Accounts payable                                              $   188,000
      Accrued expenses                                                  206,000
      Other current liabilities                                          51,000
      Notes payable                                                   5,370,000
                                                                    -----------
         Total liabilities                                            5,815,000
                                                                    -----------
   Commitments and contingent liabilities (Note 10)                           -

   Shareholders' Equity
      Common stock, $.05 par value, 25,000,000 shares authorized;
         10,697,855 shares issued and 9,592,746 shares outstanding      480,000
      Additional paid-in capital                                     10,547,000
      Accumulated deficit                                            (2,344,000)
      Less cost of shares held in treasury 1,105,109 shares          (5,765,000)
      Accumulated other comprehensive income                            116,000
                                                                    -----------
         Total shareholders' equity                                   3,034,000
                                                                    -----------
         Total liabilities and shareholders' equity                 $ 8,849,000
                                                                    ===========

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

                                                         2006           2005
                                                     ------------   -----------
REVENUE
   Homebuilding                                      $  6,631,000   $13,120,000
                                                     ------------   -----------
                                                        6,631,000    13,120,000
                                                     ------------   -----------
COSTS AND EXPENSES
   Cost of sales
      Cost of sales                                     4,967,000     9,762,000
      Inventory impairment                                677,000             -
                                                     ------------   -----------
   Total cost of sales                                  5,644,000     9,762,000
   Selling, general and administrative                  2,186,000     2,339,000
                                                     ------------   -----------
                                                        7,830,000    12,101,000
                                                     ------------   -----------
      Income (loss) from operations                    (1,199,000)    1,019,000
OTHER INCOME (EXPENSE)
   Interest income                                          8,000         6,000
   Interest expense                                      (344,000)     (153,000)
   Litigation settlements                                 (15,000)       71,000
   Other income (expense)                                  (1,000)      179,000
                                                     ------------   -----------
      Income (loss) before discontinued operations     (1,551,000)    1,122,000
         and income taxes

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NOTE 9):
   Gain on sale of certain assets                         229,000             -
   Discontinued operations                                (84,000)       14,000
                                                     ------------   -----------
Income (loss) before income taxes                      (1,406,000)    1,136,000
   Income tax expense                                           -        (2,000)
                                                     ------------   -----------
NET INCOME (LOSS)                                    $ (1,406,000)  $ 1,134,000
                                                     ============   ===========
BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   Income (loss) from continuing operations          $      (0.16)  $      0.12
                                                     ============   ===========
   Income from discontinued operations               $       0.01   $         -
                                                     ============   ===========
   Net income (loss)                                 $      (0.15)  $      0.12
                                                     ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                             9,528,000     9,421,000
                                                     ============   ===========
      Diluted                                           9,528,000     9,545,000
                                                     ============   ===========

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

                                                                         2006           2005
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $(1,406,000)  $ 1,134,000
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
   Depreciation from continuing operations                                 40,000        28,000
   Depreciation from discontinued operations                                9,000        11,000
   Amortization of deferred charges                                        41,000       111,000
   Impairment charge to inventory                                         677,000             -
   Gain on sale of assets of discontinued operations                     (229,000)            -
   Stock-based compensation for directors                                  57,000        49,000
   Increase (decrease) in cash resulting from changes in:
      Accounts receivable                                                 125,000      (124,000)
      Inventory                                                        (3,690,000)   (2,233,000)
      Deposits on land                                                    350,000       (38,000)
      Prepaid expenses and other assets                                    29,000        74,000
      Accounts payable                                                   (859,000)      802,000
      Accrued expenses                                                   (391,000)      308,000
      Other current liabilities                                          (400,000)     (315,000)
      Assets of discontinued operations                                   169,000       (34,000)
      Liabilities of discontinued operations                              (70,000)      (21,000)
                                                                      -----------   -----------
Net cash flows from operating activities                               (5,548,000)     (248,000)
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of certain assets of discontinued operations        209,000             -
   Purchases of property and equipment from continuing operations         (11,000)     (140,000)
   Purchases of property and equipment from discontinued operations        (9,000)      (10,000)
                                                                      -----------   -----------
Net cash flows from investing activities                                  189,000      (150,000)
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in deferred charges                                           (42,000)      (33,000)
   Proceeds from notes payable, net                                     3,433,000       540,000
                                                                      -----------   -----------
Net cash flows from financing activities                                3,391,000       507,000
                                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents                   (1,968,000)      109,000
Cash and cash equivalents at beginning of period                        2,737,000     2,628,000
                                                                      -----------   -----------
Cash and cash equivalents at end of period                            $   769,000   $ 2,737,000
                                                                      ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Non-cash investing and financing activities
      Interest paid                                                   $   411,000   $   141,000
                                                                      ===========   ===========
      Income taxes paid                                               $        --   $     2,000
                                                                      ===========   ===========

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005
(AMOUNTS IN THOUSANDS)

                                       Common Stock     Additional                          Accum.         Total
                                      ---------------     Paid In     Accum.   Treasury     Other      Shareholders'
                                      Shares   Amount     Capital    Deficit     Stock    Comp. Inc.      Equity
                                      ------   ------   ----------   -------   --------   ----------   -------------
Balances, December 1, 2004             9,372    $469     $12,033     $(2,072)  $(7,346)      $103         $ 3,187

   Net Income                              -       -           -       1,134         -          -           1,134
   Stock issued to Directors             125       6        (855)          -       898          -              49
   Unrealized Losses on Investments        -       -           -           -         -        (48)            (48)
                                       -----    ----     -------     -------   -------       ----         -------
Balances, November 30, 2005            9,497    $475     $11,178     $  (938)  $(6,448)      $ 55         $ 4,322
                                       -----    ----     -------     -------   -------       ----         -------
   Net Loss                                -       -           -      (1,406)        -          -          (1,406)
   Stock issued to Directors              96       5        (631)          -       683          -              57
   Unrealized Gains on Investments         -       -           -           -         -         61              61
                                       -----    ----     -------     -------   -------       ----         -------
Balances, November 30, 2006            9,593    $480     $10,547     $(2,344)  $(5,765)      $116         $ 3,034
                                       =====    ====     =======     =======   =======       ====         =======

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESSES

     Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in constructing single family homes through Homes by Calton, LLC ("Homes by Calton") and the continued development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE").

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the accompanying consolidated financial statements.

     REVENUE RECOGNITION

     Revenues and related profits from homebuilding on the Company's lots are recognized using the deposit method, as defined in Statements on Financial Accounting (SFAS) No. 66. Revenue is recognized when the earning process of constructing and selling the home has been completed as follows:

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

     In addition, the Company recognizes revenue from fixed price and modified fixed price construction contracts for homebuilding on customer-owned lots based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined without regard to the percentage of completion. Changes in job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

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

     INVESTMENTS

     The Company holds certain equity securities which are classified as available-for-sale as defined in SFAS No. 115. As a result, at November 30, 2006 the securities are valued at fair market value of $116,000 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The corresponding unrealized gain on securities held as available-for-sale is recorded as a component of other comprehensive income.

     INVENTORY

     Homebuilding work in process, speculative and model homes and developed land are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or net realizable value. The capitalized costs are included in cost of homebuilding revenues as homes are sold and customers take title to the home and real estate.

     In accordance with SFAS 34, Capitalization of Interest Costs, the Company capitalizes interest incurred on lots under development and homes under construction. During the year ended November 30, 2006, approximately $180,000 of interest was capitalized. Capitalization begins when the construction of a home commences, whether it is under contract or being built on a speculative basis. Capitalized interest costs are charged to cost of sales in the period when the revenues from home closings are recognized. Interest costs are expensed on developed, vacant lots and completed speculative homes.

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

     IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company performs an assessment of the carrying values of fixed assets and other long-lived assets to be held and used when indications that the carrying value of such assets may not be recoverable are present. This review consists of a comparison of the carrying value of the assets with expected undiscounted cash flows. If the respective carrying values exceed expected undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and other liabilities and notes payable. At November 30, 2006, the fair value of these instruments approximated their carrying value.

     ADVERTISING EXPENSE

     The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $430,000 and $507,000 for the years ended November 30, 2006 and 2005, respectively.

     PER SHARE COMPUTATIONS

     Basic income (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

                                                           2006         2005
                                                       -----------   ----------
     Net income (loss) - [numerator]                   $(1,406,000)  $1,134,000
                                                       ===========   ==========
     Basic:
        Weighted average shares outstanding
          [denominator]                                  9,528,000    9,421,000
                                                       ===========   ==========
        Net income (loss) per common share             $     (0.15)      $ 0.12
                                                       ===========   ==========
     Diluted:
        Weighted average shares outstanding              9,528,000    9,421,000
        Effect of dilutive securities                            -      124,000
                                                       -----------   ----------
        Adjusted weighted average shares -
          [denominator]                                  9,528,000    9,545,000
                                                       ===========   ==========
     Net income (loss) per common share - diluted      $     (0.15)  $     0.12
                                                       ===========   ==========

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     The effect of 717,000 and 758,200 stock options outstanding at November 30, 2006 and 2005, respectively, were not included in the calculation of diluted income (loss) per share for each of those years, as they were anti-dilutive pursuant to the treasury stock method.

     STOCK-BASED COMPENSATION
     In March 2006, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS
     123R) which required the use of the fair-value based method to determine compensation for all arrangements under which employees and others received shares of stock or equity instruments (warrants and options). The adoption of this standard had no impact on the Company's results of operations for the fiscal year ended November 30, 2006.

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS 148:

       Year ended November 30, 2005:
       Net income, as reported                                 $ 1,134,000
                                                               ===========
       Income per share, as reported                           $      0.12
                                                               ===========
       Stock-based employee compensation costs used in the
       determination of net income, as reported                $         -
                                                               ===========
       Stock-based employee compensation costs that would
       have been included in the determination of net income
       if the fair value method (SFAS 123) had been
       applied to all awards                                   $  (105,000)
                                                                ===========
       Unaudited pro forma net income, as if the
       fair value method had been applied to all awards        $  1,029,000
                                                               ============
       Unaudited pro forma income per share, as if the
       fair value method had been applied to all awards        $       0.11
                                                               ============

     Stock based compensation costs that would have been included in the determination of net income if the fair value method had been applied is calculated using the Black-Scholes option-pricing model, with the following assumptions in the year ended November 30, 2005: dividend yield - none, volatility of 137%, risk-free interest rate of 4.49%, assumed forfeiture rate as they occur, and an expected life of 4.3 years.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     RECENT ACCOUNTING PRONOUNCEMENTS

     FASB STATEMENT NO. 157, FAIR VALUE MEASUREMENTS
     In September 2006, the FASB issued Financial Accounting Standard No. 157 (FAS 157), Fair Value Measurements. FAS No. 157 enhances prior definitions of fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures on fair value measurements. This statement does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after December 15, 2007. The Company is but does not expect the adoption of FAS 157 to have an affect on the Company's consolidated results and financial position.

     FASB INTERPRETATION NO. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of the adoption of FIN 48 on its consolidated financial statements.

     RECLASSIFICATIONS
     Certain balances have been reclassified to conform with the current year presentation.

2.   LIQUIDITY AND MANAGEMENT'S PLANS

     The Company's consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, the Company has incurred a loss from continuing operations of $1,551,000 and used cash in continuing operations of $5,548,000 during the fiscal year ended November 30, 2006. These conditions raise doubt as to the ability of the Company to continue its normal business operations as a going concern. As of November 30, 2006, the Company had $2,843,000 in working capital which is anticipated to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2007.

     Management's plan to sustain the Company's operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, curtailing expenses to the extent appropriate and raising additional debt or equity capital from external sources.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

3.   INVENTORY

     Inventory consists of the following as of November 30, 2006:

                   Land                          $2,504,000
                   Homes under construction       1,589,000
                   Speculative and model homes    3,592,000
                                                 ----------
                                                 $7,685,000
                                                 ==========

     The Company capitalizes interest on loans directly associated with the real estate development projects. During the years ended November 30, 2006 and 2005, the Company capitalized $108,000 and $98,000, respectively.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of November 30, 2006:

               Computer equipment and furniture    $ 204,000
               Leasehold improvements                  5,000
               Other                                  74,000
                                                   ---------
                                                     283,000

                 Less: Accumulated Depreciation     (112,000)
                                                   ---------
                                                   $ 171,000
                                                   =========

5.   NOTES PAYABLE

     Notes payable includes borrowings under a $6.5 million demand revolving line of credit with Harbor Federal Savings Bank. The credit facility is secured by inventories and related homebuilding assets. Notes payable also includes a $1 million mortgage note due in March 2007 that is payable to Harbor Federal Savings Bank. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (9.25% at November 30, 2006).

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

     As of November 30, 2006, there were 667,000 options exercisable under all plans in the aggregate with a weighted average exercise price of $0.45. Stock option activity is summarized as follows:

                                              2006                  2005
                                       ------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                       Options     Price     Options     Price
                                       --------  --------   ---------  -------
        Outstanding
           Beginning of year            758,200    $ 0.70     705,400     $1.58
           Granted at market price       50,000      0.45     165,000      0.46
           Expired or cancelled         (91,200)     2.51    (112,200)     0.59
                                       --------  --------   ---------   -------
        Outstanding end of year         717,000    $ 0.45     758,200     $0.70
                                       ========  ========   =========   =======
        Exercisable as of November 30   667,000    $ 0.45     758,200     $0.70
                                       ========  ========   =========   =======

     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate. Expected volatilities are based on implied volatilities from traded options on the Company's stock, historical volatility of the Company's stock and other factors estimated over the expected term of the options. The expected term of options granted is derived using the "simplified method" which computes expected term as the average of the sum of the vesting term plus contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

     The weighted average grant date fair value of the options granted during the year ended November 30, 2006 was $0.29. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

                       Options Outstanding                                    Exercisable
----------------------------------------------------------------  ----------------------------------
                          Weighted        Weighted     Aggregate              Weighted     Aggregate
  Range of                Average         Average      Intrinsic              Average      Intrinsic
   Prices      Number  Remaining Life  Exercise Price     Value    Number  Exercise Price    Value
------------  -------  --------------  --------------  ---------  -------  --------------  ---------
$0.16 - 0.83  717,000     4.21 yrs.         $0.45       $54,225   667,000       $0.45       $54,225

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     A summary of the status of the Company's non-vested stock options as of November 30, 2006, and changes during the year then ended, is presented below:

                                                            Weighted
                                                            Average
                                                           Grant Date
              Nonvested Stock Options             Shares   Fair Value
              ---------------------------------   ------   ----------
                 Nonvested at November 30, 2005        -      $     -
                 Granted                          50,000         0.29
                 Vested                                -            -
                 Forfeited                             -            -
                                                  ------   ----------
                 Nonvested at November 30, 2006   50,000      $  0.29
                                                  ======   ===========

     As of November 30, 2006 there was approximately $7,300 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately six months.

     During 2006 and 2005, 95,000 and 125,000 shares, respectively, of treasury stock were issued to directors of the Company in lieu of receiving cash fees. The Company records stock-based compensation associated with the issuance of common stock to directors based upon the fair market value of the shares on the date issued. Compensation expense for the years ended November 30, 2006 and 2005 amounted to $50,000 and $49,000, respectively, under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction of paid-in capital.

     As of November 30, 2006, there were 939,175 shares of Common Stock reserved for possible future issuances under the Company's stock option plans.

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

     The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     Common Stock for each Right (other than Rights held by such person or group). The Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be redeemed by the Company at a price of $0.01 per Right. The Company had 9,497,491 preferred stock rights outstanding as of November 30, 2006.

     OTHER COMPREHENSIVE INCOME:

     Under Statements of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the years ended November 30, 2006 and 2005 represents the changes in unrealized gains (losses) on available-for-sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income for the years ended November 30, 2006 and 2005:

                                                  2006           2005
                                              -----------    -----------
      Net income (loss)                       $(1,406,000)   $ 1,134,000
      Unrealized (loss) gain on investments        61,000        (48,000)
                                              -----------    -----------
      Comprehensive income (loss)             $(1,345,000)   $ 1,086,000
                                              ===========    ===========

7.   INCOME TAXES

     The federal net operating loss carryforward for tax purposes is approximately $33,411,000 at November 30, 2006. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2026.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     The following schedule reconciles the income tax expense (benefit) at the federal statutory rate (35%) to the effective rate:

                                                       2006        2005
                                                     ---------------------
       Tax expense (benefit) using statutory rate    $(489,000)  $ 370,000
       Change in valuation allowance                   489,000    (370,000)
                                                     ---------------------
                                                     $       -   $       -
                                                     =====================

     Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2006 are as follows:

               Net operating losses            $ 13,064,000
               Asset impairment charges             237,000
               Capital loss carryforwards           215,000
               Investment impairment charges        263,000
               Bad debt and other allowances          1,000
               Other                                 57,000
                                              -------------
                  Deferred tax assets            13,837,000
              Less: Valuation allowances       (13,837,000)
                                              -------------
              Net deferred taxes              $           -
                                              =============

8.   RELATED PARTY TRANSACTIONS

     The Company provides a uniform Employee Discount Plan which provides a seven and one half percent discount to employees who purchase a home from Homes by Calton as their principal residence. During the year ended November 30, 2005, one corporate officer, Maria Caldarone, had entered into a contract and completed the purchase of a home under the Employee Discount Plan. The contract price was $602,912 and has been paid to the Company in full as of November 30, 2005.

9.   DISCONTINUED OPERATIONS

     On July 31, 2006, the Company completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

     The consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations for the years ended November 30, 2006 and 2005 are summarized below:

                                                       2006        2005
                                                    ---------   ---------
       Net revenues                                 $ 509,000   $ 728,000
       Cost of goods sold                             277,000     358,000
                                                    ---------   ---------
          Gross profit                                232,000     370,000
       Operating expense                             (307,000)   (371,000)
       Non-operating income (expense), net             (9,000)     15,000
       Gain on sale of assets                         229,000           -
                                                    ---------   ---------
       Income (loss) from discontinued operations   $ 145,000   $  14,000
                                                    =========   =========

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

     Following is the Company's warranty reserve activity for the years ended November 30, 2006 and 2005:

                                                 2006       2005
                                               --------   --------
             Balance at beginning of period   $ 59,000    $ 57,000
             Reserves                           39,000      68,000
             Payments and other adjustments    (65,000)    (66,000)
                                              --------    --------
             Balance at end of period         $ 33,000    $ 59,000
                                              ========    ========

     Warranty reserves are included in accrued expense in the accompanying consolidated balance sheet.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2006 AND 2005

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

                                2007     100,000
                                2008      36,000
                                2009      32,000
                                        --------
                               Total    $168,000
                                        ========

     Rent expense for continuing operations for the years ended November 30, 2006 and 2005 amounted to $70,000 and $106,000, respectively.

     PROFIT SHARING ARRANGEMENT
     The Company has entered into an arrangement with John G. Yates and Thomas
     C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There were no revenues derived from PrivilegeONE in fiscal years 2006 and 2005.

     LITIGATION SETTLEMENTS
     The Company paid $15,000 in litigation settlements as a result of the resolution of certain matters in the year ended November 30, 2006. During the fiscal year ended November 30, 2005, the Company received $71,000 in litigation settlements.

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

10.7 Executive Employment Agreement dated as of January 1, 2006 between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit
      10.7 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2006. (**)

10.8 First Amendment to Executive Employment Agreement between Registrant and Anthony J. Caldarone. (**)

10.9 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2006. (*)

10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

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

10.32 Assignment Agreement dated as of November 11, 2005 between Atlantic Coast Construction & Development, Inc. and Homes by Calton, LLC, incorporated by reference to Exhibit 10.32 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2006.

10.33 Vacant Land Contract dated as of September 15, 2005 between William Dewey Walker & Delma Jean and Atlantic Coast Construction & Development, Inc. (assigned to Homes by Calton, LLC), incorporated by reference to Exhibit
      10.33 to Form 10-KSB of the Registrant for the fiscal year ended November 30, 2006.

10.44 Commitment Letter dated as of December 15, 2005 between Harbor Federal Savings Bank and Homes by Calton, LLC, incorporated by reference to
      Exhibit 10.44 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2005.

10.45 First Mortgage Loan dated December 28, 2005 between Harbor Federal Savings Bank and Homes by Calton, LLC, incorporated by reference to Exhibit 10.45 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2005.

10.46 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.45 to Form 10-QSB of Registrant for the fiscal quarter ended May 31, 2006 (*).

10.47 Asset Purchase Agreement, dated July 24, 2006 between Bray Web Development, Inc. and eCalton.com, Inc., incorporated by reference to
      Exhibit 10.47 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2006.

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