Form 10QSB
period 2007-02-28
CALTON INC
filed 2007-04-16
CIK 717216

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2007

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

As of April 16, 2007, there were 9,629,511 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes   [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                                 PAGE NO.
                                                                                                 --------
           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets at
                      February 28, 2007 (Unaudited) and November 30, 2006.........................     3

                      Condensed Consolidated Statements of Operations (Unaudited) for the
                      Three Months Ended February 28, 2007 and 2006...............................     4

                      Condensed Consolidated Statements of Cash Flows (Unaudited) for the
                      Three Months Ended February 28, 2007 and 2006...............................     5

                      Notes to Condensed Consolidated Financial Statements........................     6

           Item 2.    Management's Discussion and Analysis or
                      Plan of Operation...........................................................     10

           Item 3.    Controls and Procedures.....................................................     13


PART II.   OTHER INFORMATION

           Item 6.    Exhibits....................................................................     14

SIGNATURES            ............................................................................     15



Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company's ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company's current business activities, conditions and trends in the homebuilding industry in general, changes in interest rates, continued acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          CALTON, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     February 28,         November 30,
                                                                                         2007                 2006
                                                                                     ------------         ------------
Assets                                                                                (Unaudited)
     Current Assets
         Cash and cash equivalents                                                   $    788,000         $    769,000
         Accounts receivable                                                               63,000               14,000
         Inventory                                                                      7,438,000            7,685,000
         Prepaid expenses and other current assets                                        144,000              157,000
         Assets of discontinued operations (Note 7)                                          --                 33,000
                                                                                     ------------         ------------
            Total current assets                                                        8,433,000            8,658,000
                                                                                     ------------         ------------

     Deferred charges                                                                      16,000               20,000
     Property and equipment, net                                                          161,000              171,000
                                                                                     ------------         ------------
            Total assets                                                             $  8,610,000         $  8,849,000
                                                                                     ============         ============

Liabilities and Shareholders' Equity
     Current Liabilities
         Accounts payable                                                            $     97,000         $    188,000
         Accrued expenses                                                                 176,000              206,000
         Other current liabilities                                                        124,000               51,000
         Current portion of notes payable                                               4,519,000            5,370,000
                                                                                     ------------         ------------
            Total current liabilities                                                   4,916,000            5,815,000
                                                                                     ------------         ------------

     Notes payable less current maturities                                                997,000                 --
                                                                                     ------------         ------------
            Total liabilities                                                           5,913,000            5,815,000
                                                                                     ------------         ------------

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            9,629,511 and 9,592,746 shares outstanding at February 28, 2007
            and November 30, 2006, respectively                                           481,000              480,000
         Additional paid-in capital                                                    10,295,000           10,547,000
         Accumulated deficit                                                           (2,673,000)          (2,344,000)
         Less cost of shares held in treasury, 1,068,344 and 1,105,109 shares
            as of February 28, 2007 and November 30, 2006, respectively                (5,502,000)          (5,765,000)
         Accumulated other comprehensive income                                            96,000              116,000
                                                                                     ------------         ------------
            Total shareholders' equity                                                  2,697,000            3,034,000
                                                                                     ------------         ------------
            Total liabilities and shareholders' equity                               $  8,610,000         $  8,849,000
                                                                                     ============         ============



            See notes to condensed consolidated financial statements.


                          CALTON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)

                                                               2007                2006
                                                            -----------         -----------
Revenue
    Homebuilding                                            $   702,000         $ 2,183,000
                                                            -----------         -----------
                                                                702,000           2,183,000
                                                            -----------         -----------
Costs and expenses
    Cost of sales
      Homebuilding                                              598,000           1,548,000
    Selling, general and administrative                         320,000             574,000
                                                            -----------         -----------
                                                                918,000           2,122,000
                                                            -----------         -----------
      Income/(loss) from operations                            (216,000)             61,000

Other income (expense)
    Interest income                                               2,000               2,000
    Interest expense                                           (113,000)            (38,000)
    Other income                                                 (2,000)             28,000
        Income (loss) before discontinued operations
                                                            -----------         -----------
        and income taxes                                       (329,000)             53,000

Loss from discontinued operations (Note 7)                         --               (33,000)
                                                            -----------         -----------
Income (loss) before income taxes                              (329,000)             20,000

    Income tax expense                                             --                (9,000)
                                                            -----------         -----------

Net income (loss)                                           $  (329,000)        $    11,000
                                                            ===========         ===========

Income per share
                                                            -----------         -----------
    Basic and Diluted:                                      $     (0.03)        $      0.00
                                                            ===========         ===========

Weighted average number of shares outstanding:
      Basic and diluted                                       9,593,000           9,498,000
                                                            ===========         ===========


      See notes to condensed consolidated financial statements.


                          CALTON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (UNAUDITED)

                                                                            2007                 2006
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  (329,000)        $    11,000
     Adjustments to reconcile net income to net cash used in
         operating activities:
     Depreciation and amortization                                            10,000              13,000
     Amortization of deferred charges                                          9,000              10,000
     Increase in deferred charges                                             (5,000)            (10,000)
     Stock based compensation for directors                                   13,000              13,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                 (49,000)              3,000
         Inventory                                                           247,000          (3,282,000)
         Deposits on land                                                       --               260,000
         Prepaid expenses and other assets                                    (7,000)            (60,000)
         Accounts payable, accrued expenses and other liabilities            (49,000)           (648,000)
         Changes in assets of discontinued operations                         33,000             (48,000)
         Changes in liabilities of discontinued operations                      --                26,000
                                                                         -----------         -----------
Net cash flows from operating activities                                    (127,000)         (3,712,000)
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and software                                         --                (8,000)
                                                                         -----------         -----------
Net cash flows from investing activities                                        --                (8,000)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                             146,000           2,126,000
                                                                         -----------         -----------
Net cash flows from financing activities                                     146,000           2,126,000
                                                                         -----------         -----------

Net increase (decrease) in cash and cash equivalents                          19,000          (1,594,000)
Cash and cash equivalents at beginning of period                             769,000           2,737,000
                                                                         -----------         -----------
Cash and cash equivalents at end of period                               $   788,000         $ 1,143,000
                                                                         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                          $   125,000         $    56,000
                                                                         ===========         ===========


See notes to condensed consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION
      ---------------------

      The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of February 28, 2007, the results of operations for the three months ended February 28, 2007 and 2006 and the cash flows for the three months ended February 28, 2007 and 2006 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 14, 2007. Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

      RECENT ACCOUNTING PRONOUNCEMENTS

      FASB STATEMENT NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

      In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of FAS 159 will have a material effect on the Company's financial position or results of operations.

2.    LIQUIDITY AND MANAGEMENT'S PLANS
      --------------------------------

      The Company's condensed consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred a loss from continuing operations of $329,000 and used cash in continuing operations of $127,000 during the three months ended February 28, 2007. Additionally, the Company has minimal pending home sales and inventory of substantially completed homes of approximately $5 million which are collateral for the $4.5 million current maturities of notes payable. These conditions raise doubt as to the ability of the Company to continue its normal business operations as a going concern. As of February 28, 2007, the Company had $3,517,000 in working capital which, with additional amounts to be generated from operations and borrowing available under the Company's revolving credit facility, is anticipated to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2007.

      Management's plan to sustain the Company's operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, curtailing expenses to the extent appropriate and raising additional debt or equity capital from external sources.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    INVENTORY
      ---------

      Inventory consists of the following as of February 28, 2007 and November 30, 2006:

                                        February 28,      November 30,
                                            2007              2006
                                         ----------        ----------

      Developed land                     $2,526,000        $2,504,000
      Work in process                     1,832,000         1,589,000
      Speculative and model homes         3,080,000         3,592,000
                                         ----------        ----------
                                         $7,438,000        $7,685,000
                                         ==========        ==========


      The Company capitalizes interest on loans directly associated with real estate development projects while under construction. During the three months ended February 28, 2007 and 2006, the Company capitalized $22,000 and $18,000 in interest, respectively.

4.    NOTES PAYABLE
      -------------

      Notes payable includes borrowings under a $6.5 million demand revolving line of credit with National City Bank (formally Harbor Federal Savings
      Bank). The credit facility is secured by inventories and related homebuilding assets. Notes payable also includes a $1 million mortgage note from National City Bank due in September 2008. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (9.25% at February 28, 2007).

      Future principal maturities of notes payable are as follows:

      Twelve months ending February 28,
                   2008        $4,519,000
                   2009           997,000
                               ----------
                               $5,516,000
                               ==========

5.    SHAREHOLDERS' EQUITY ACTIVITY
      -----------------------------

      During the three months ended February 28, 2007 and 2006, 36,765 and 17,855 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense for both quarters ended February 28, 2007 and 2006 amounted to $12,500 under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



      COMPREHENSIVE INCOME (LOSS):
      Under Statements on Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income (loss) and its components as part of its full set of financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) items. Other comprehensive income (loss) during the periods presented represents the changes in unrealized gains (losses) on available-for-sale equity securities which are included in prepaid expenses and other current assets. The following table reflects comprehensive income (loss) for the three months ended February 28, 2007 and 2006:

                                          Three months ended February 28,
                                             ---------------------------
                                               2007               2006
                                             ---------         ---------

          Net income (loss)                  ($329,000)        $  11,000
          Other comprehensive income
             (loss)                            (20,000)           65,000
                                             ---------         ---------
          Comprehensive income (loss)        ($349,000)        $  76,000
                                             =========         =========


6.    INCOME (LOSS) PER COMMON SHARE
      ------------------------------

      The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                 Three months ended February 28,
                                                    2007                2006
                                                  ----------         ----------

       Income (loss) - (numerator)                $ (329,000)        $   11,000
                                                  ==========         ==========

       Basic:
           Weighted average shares
             outstanding - (denominator)           9,593,155          9,498,000
                                                  ==========         ==========

           Income (loss) per common share         $    (0.03)        $     0.00
                                                  ==========         ==========

       Diluted
           Weighted average shares
             outstanding                           9,593,155          9,498,000

       Effect of dilutive securities                    --              166,000
                                                  ----------         ----------
           Adjusted weighted average
             shares - (denominator)                9,593,155          9,664,000
                                                  ==========         ==========

       Income (loss) per common share - diluted   $    (0.03)        $     0.00
                                                  ==========         ==========

     The effects of 562,000 and 758,200 stock options outstanding as of February 28, 2007 and 2006, respectively, have been excluded from common stock equivalents because their effect on net income per share would be anti-dilutive.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    DISCONTINUED OPERATIONS
      -----------------------

      On July 31, 2006, the Company sold substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

      The condensed consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations for the three months ended February 28, 2006, are summarized below:

          Net revenues                             $ 175,000
          Cost of good sold                          104,000
                                                   ---------
          Gross profit                                71,000

          Operating expense                         (104,000)
          Other expense                                 --
                                                   ---------
          Loss from discontinued operations        $ (33,000)
                                                   =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND
      2006

      REVENUES: Revenues for the three months ended February 28, 2007 decreased to $702,000 compared to $2,183,000 for the three months ended February 28, 2006. There was one home delivery in the quarter ended February 28, 2007 compared to three home deliveries in the quarter ended February 28, 2006.

      COST OF SALES: Cost of sales was $598,000 for the quarter ended February 28, 2007 compared to $1,548,000 for the quarter ended February 28, 2006. One home was delivered in the quarter ended February 28, 2007 compared to three homes in the quarter ended February 28, 2006, resulting in the decrease in cost of sales. However, while total cost of sales decreased, cost of sales per unit increased from the first quarter of 2006 to the first quarter of 2007. This increase was primarily from the significant sales incentives needed to produce sales in a depressed housing market and caused a decrease in gross margin from 29% to 15%.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended February 28, 2007 were $320,000 compared to $574,000 for the quarter ended February 28, 2006. The decrease in expenses was primarily attributable to reductions in personnel and sales and marketing expenditures.

      INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for both of the quarters ended February 28, 2007 and 2006.

      INTEREST EXPENSE: Interest expense amounted to $113,000 for the three months ended February 28, 2007 compared to $38,000 for the three months ended February 28, 2006. The increase is attributable to higher interest rates and a greater level of borrowings during the three months ended February 28, 2007. Interest is incurred on the Company's real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the three months ended February 28, 2007 and 2006, the Company capitalized $22,000 and $18,000 in interest, respectively.

      SALES ACTIVITY AND BACKLOG:

                                                       Contract         Number
                                                       Backlog         of Homes
                                                     -----------    -----------

       Backlog as of November 30, 2006               $         0              0

       Less:  Homes delivered during the
            three months ended February 28, 2007        (678,000)            (1)

       Plus:  New contracts signed during the
            three months ended February 28, 2007       1,363,000              2
                                                     -----------    -----------
       Backlog as of February 28, 2007               $   685,000              1
                                                     ===========    ===========


      The Company is currently constructing homes in the community of Pointe West, located in Vero Beach, Florida. In addition, the Company continues its "On-Your-Lot Program", in which the Company seeks to act as the contract builder for individual landowners. In December 2005, the Company acquired an undeveloped ten-acre parcel in Vero Beach, Florida, on which we intend to construct 21 single family homes during fiscal year 2008.

      LIQUIDITY AND CAPITAL RESOURCES

      GENERAL
      -------

      Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the financial statements, we have incurred a loss from continuing operations of $329,000 during the three months ended February 28, 2007. Additionally, the Company has minimal pending home sales and inventory of substantially completed homes of approximately $5 million which are collateral for the $4.5 million current maturities of notes payable. As of February 28, 2007 the Company had $3,517,000 in working capital compared to $2,843,000 at November 30, 2006. Management believes that cash on hand, plus anticipated amounts to be generated from operations and borrowing availability under the Company's revolving credit facility, will be sufficient to support operations through November 2007.

      To sustain operations, management's plans include targeted marketing for new home sales, purchase incentives for current inventory homes, renegotiating subcontractor pricing, curtailing expenses, and raising additional debt or equity capital from external sources.

      CASH FLOWS FROM OPERATING ACTIVITIES
      ------------------------------------

      $127,000 was used for operating activities during the three months ended February 28, 2007, compared to $3,712,000 during the same quarter of 2006. The decrease reflects decreased homebuilding activities and curtailed expenses per management's operating plan for the fiscal year ending on November 30, 2007.

      CASH FLOWS FROM INVESTING ACTIVITIES
      ------------------------------------

      There were no investing activities during the three months ended February 28, 2007 and only minimal activities during the three months ended February 28, 2006.

      CASH FLOWS FROM FINANCING ACTIVITIES
      ------------------------------------

      Draws on the construction line of credit generated cash flows of $146,000 during the three months ended February 28, 2007, compared to $2,126,000 during the three months ended February 28, 2006. The amount generated in the first quarter of 2006 was used to fund construction of spec homes in anticipation of market demand.

      COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

      PROFIT SHARING ARRANGEMENT
      --------------------------

      The Company has entered into an arrangement with John G. Yates and Thomas
      C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There have been no payments made or accrued in 2007 or 2006.

      LOAN AGREEMENT
      --------------

      The Company maintains a $6.5 million construction revolving line of credit with National City Bank. Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of February 28, 2007, $4,516,000 of advances under the line of credit was outstanding.

      In December 2005, the Company financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from National City Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.


      SENSITIVE ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. Critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. As of February 28, 2007, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3.   CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Acting Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

      Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                           PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS

              31.1 - Certification of Principal Executive Officer pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002

              31.2 - Certification of Principal Financial Officer pursuant to
                     Section 302 of Sarbanes-Oxley Act of 2002

              32.1 - Certification of Chief Executive Officer pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002

              32.2 - Certification of Principal Financial Officer pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CALTON,
INC.                                       -------------------
                                               (Registrant)

                                           By:  /s/ Vicky F. Savage
                                             -----------------------------------
                                                Vicky F. Savage
                                                Acting Chief Financial Officer
                                                and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)


Date:  April 16, 2007