Form 10QSB
period 2007-05-31
CALTON INC
filed 2007-07-20
CIK 717216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2007

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

As of July 20, 2007, there were 9,683,861 shares of Common Stock were outstanding. Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  May 31, 2007 (Unaudited) and November 30, 2006...........  3

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Three Months Ended
                  May 31, 2007 and 2006....................................  4

                  Condensed Consolidated Statements of Operations
                  (Unaudited) for the Six Months Ended
                  May 31, 2007 and 2006....................................  5

                  Condensed Consolidated Statements of Cash Flows
                  (Unaudited) for the Six Months Ended
                  May 31, 2007 and 2006....................................  6

                  Notes to Condensed Consolidated Financial Statements.....  7

          Item 2. Management's Discussion and Analysis or
                  Plan of Operation........................................ 13

          Item 3. Controls and Procedures.................................. 16


PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders...... 17

          Item 6. Exhibits................................................. 17

SIGNATURES        ......................................................... 18


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

--------------------------------------------------------------------------------


                                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           CALTON, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      May 31,          November 30,
                                                                                       2007               2006
                                                                                   ------------       ------------
ASSETS                                                                              (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                                 $    487,000       $    769,000
         Accounts receivable                                                             58,000             14,000
         Inventory                                                                    7,500,000          7,685,000
         Prepaid expenses and other current assets                                       45,000            157,000
         Assets of discontinued operations (Note 7)                                           -             33,000
                                                                                   ------------       ------------
            Total current assets                                                      8,090,000          8,658,000

     Deferred charges                                                                     7,000             20,000
     Property and equipment, net                                                        151,000            171,000
                                                                                   ------------       ------------
            Total assets                                                           $  8,248,000       $  8,849,000
                                                                                   ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable                                                          $    310,000       $    188,000
         Accrued expenses                                                               120,000            206,000
         Customer deposits                                                              143,000                  -
         Other current liabilities                                                       32,000             51,000
         Current portion of notes payable                                             4,319,000          5,370,000
                                                                                   ------------       ------------
            Total current liabilities                                                 4,924,000          5,815,000
                                                                                   ------------       ------------

     Notes payable, less current maturities                                             979,000                  -
                                                                                   ------------       ------------
            Total liabilities                                                         5,903,000          5,815,000
                                                                                   ------------       ------------

     Commitments and contingencies                                                            -                  -

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            10,697,855 shares issued at May 31, 2007 and November 30, 2006;
            9,683,861 and 9,592,746 shares outstanding at May 31, 2007
            and November 30, 2006, respectively                                         484,000            480,000
         Additional paid-in capital                                                   9,923,000         10,547,000
         Accumulated deficit                                                         (2,950,000)        (2,344,000)
         Less cost of shares held in treasury, 1,013,994 and 1,105,109 shares
            as of May 31, 2007 and November 30, 2006, respectively                   (5,112,000)        (5,765,000)
         Accumulated other comprehensive income                                               -            116,000
                                                                                   ------------       ------------
            Total shareholders' equity                                                2,345,000          3,034,000
                                                                                   ------------       ------------
            Total liabilities and shareholders' equity                             $  8,248,000       $  8,849,000
                                                                                   ============       ============


                             See notes to condensed consolidated financial statements.

                                                         3


                             CALTON, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MAY 31, 2007 AND 2006
                                      (UNAUDITED)

                                                          Three Months Ended May 31,
                                                           2007               2006
                                                        -----------       -----------
REVENUE
    Homebuilding                                        $   524,000       $ 2,572,000
                                                        -----------       -----------

COSTS AND EXPENSES
    Cost of sales, homebuilding                             470,000         1,849,000
    Selling, general and administrative                     351,000           629,000
                                                        -----------       -----------
                                                            821,000         2,478,000
                                                        -----------       -----------
      Income (loss) from operations                        (297,000)           94,000

OTHER INCOME (EXPENSE)
    Interest income                                           2,000             2,000
    Interest expense                                       (117,000)          (34,000)
    Gain on sale of marketable securities                   137,000                 -
    Other expense                                            (2,000)           (1,000)
                                                        -----------       -----------
      Income (loss) before discontinued operations         (277,000)           61,000
      and income taxes

LOSS FROM DISCONTINUED OPERATIONS (NOTE 8)                        -            (3,000)
                                                        -----------       -----------
Income (loss) before income taxes                          (277,000)           58,000

    Income tax expense                                            -                 -
                                                        -----------       -----------

NET INCOME (LOSS)                                       $  (277,000)      $    58,000
                                                        ===========       ===========

INCOME (LOSS) PER SHARE
    Basic and Diluted                                   $     (0.03)      $      0.01
                                                        ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                               9,630,000         9,516,000
      Diluted                                             9,630,000         9,691,000


               See notes to condensed consolidated financial statements.


                              CALTON, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MAY 31, 2007 AND 2006
                                       (UNAUDITED)

                                                            Six Months Ended May 31,
                                                             2007              2006
                                                          -----------       -----------
REVENUE
    Homebuilding                                          $ 1,226,000       $ 4,755,000
                                                          -----------       -----------

COSTS AND EXPENSES
    Cost of sales, homebuilding                             1,068,000         3,397,000
    Selling, general and administrative                       671,000         1,193,000
                                                          -----------       -----------
                                                            1,739,000         4,590,000
                                                          -----------       -----------
      Income (loss) from operations                          (513,000)          165,000

OTHER INCOME (EXPENSE)
    Interest income                                             4,000             4,000
    Interest expense                                         (230,000)          (82,000)
    Gain on sale of marketable securities                     137,000                 -
    Other income (expense)                                     (4,000)           27,000
                                                          -----------       -----------
        Income (loss) before discontinued operations         (606,000)          114,000
        and income taxes

LOSS FROM DISCONTINUED OPERATIONS (NOTE 8)                          -           (36,000)
                                                          -----------       -----------
Income (loss) before income taxes                            (606,000)           78,000

    Income tax expense                                              -            (9,000)
                                                          -----------       -----------

NET INCOME (LOSS)                                         $  (606,000)      $    69,000
                                                          ===========       ===========

INCOME (LOSS) PER SHARE
    Basic and Diluted                                     $     (0.06)      $      0.01
                                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic                                                 9,612,000         9,507,000
      Diluted                                               9,612,000         9,673,000

                See notes to condensed consolidated financial statements



                                      CALTON, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  SIX MONTHS ENDED MAY 31, 2007 AND 2006
                                               (UNAUDITED)

                                                                             Six Months Ended May 31,
                                                                              2007              2006
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $  (606,000)      $    69,000
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
     Depreciation from continuing operations                                   20,000            20,000
     Depreciation from discontinued operations                                      -             6,000
     Amortization of deferred charges                                          18,000            20,000
     Increase in deferred charges                                              (5,000)           (9,000)
     Stock based compensation                                                  33,000            25,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (44,000)           40,000
         Inventory                                                            185,000        (3,799,000)
         Deposits on land                                                           -           320,000
         Prepaid expenses and other assets                                     (4,000)          (20,000)
         Accounts payable, accrued expenses and other liabilities             160,000        (1,327,000)
         Changes in assets of discontinued operations                          33,000           (53,000)
         Changes in liabilities of discontinued operations                          -            28,000
                                                                          -----------       -----------
Net cash flows from operating activities                                     (210,000)       (4,680,000)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and software from continuing operations                  -            (6,000)
     Purchase of equipment and software from discontinued operations                -            (5,000)
                                                                          -----------       -----------
Net cash flows from investing activities                                            -           (11,000)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayment of) notes payable, net                          (72,000)        2,904,000
                                                                          -----------       -----------
Net cash flows from financing activities                                      (72,000)        2,904,000
                                                                          -----------       -----------

Net decrease in cash and cash equivalents                                    (282,000)       (1,787,000)
Cash and cash equivalents at beginning of period                              769,000         2,737,000
                                                                          -----------       -----------
Cash and cash equivalents at end of period                                $   487,000       $   950,000
                                                                          ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                           $   266,000       $    87,000
         Cash paid for income taxes                                                 -                 -


                        See notes to condensed consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 31, 2007, the results of operations for the three and six months ended May 31, 2007 and 2006 and the cash flows for the six months ended May 31, 2007 and 2006 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 14, 2007. Operating results for the three and six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

        RECENT ACCOUNTING PRONOUNCEMENTS

        FASB STATEMENT NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of FAS 159 to have a material effect on the Company's financial position or results of operations.

2.      LIQUIDITY AND MANAGEMENT'S PLANS

        The Company's condensed consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred a loss from continuing operations of $606,000 and used cash in continuing operations of $210,000 during the six months ended May 31, 2007. Additionally, the Company has significant completed and work-in-process inventory of approximately $5.8 million which is the collateral for the $4.3 million current maturities of notes payable. The Company's $6.5 million credit facility expired on May 31, 2007. The bank has since reduced the credit facility to $4,790,000 to include only homes currently under construction and land currently held by the Company with no available funding for future homes to be constructed, and extended the term through December 31, 2007. These conditions raise doubt as to the ability of the Company to continue its normal business operations as a going concern. Since May 31, 2007 the Company has delivered two homes and has three home sale contracts pending as of July 20, 2007, which are anticipated to be completed by January, 2008. As of May 31, 2007, the Company had $3,166,000 in working capital, which with additional amounts to be generated from operations, is anticipated to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2007.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        Management's plan to sustain the Company's operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, continued curtailment of expenses to the extent appropriate and raising additional debt or equity capital from external sources, if necessary.

3.      INVENTORY

        Inventory consists of the following as of May 31, 2007 and November 30, 2006:

                                                May 31,       November 30,
                                                 2007            2006
                                              ----------      ----------

             Land and developed lots          $2,389,000      $2,504,000
             Work in process                   2,482,000       1,589,000
             Speculative and model homes       2,629,000       3,592,000
                                              ----------      ----------
                                              $7,500,000      $7,685,000
                                              ==========      ==========

        The Company capitalizes interest on loans directly associated with real estate development projects while under construction. During the six months ended May 31, 2007 and 2006, the Company capitalized $32,000 and $64,000 in interest, respectively.

4.      NOTES PAYABLE

        Notes payable includes borrowings under a note payable with National City Bank (formerly Harbor Federal Savings Bank). The credit facility is secured by inventories and related homebuilding assets. The note payable, due for renewal on June 1, 2007, has been renewed through December 31, 2007. However, the total credit facility was reduced from $6.5 million to $4.8 million to include only homes currently under construction and land currently held by the Company with no available funding for future homes to be constructed. Notes payable also includes a $1 million mortgage note from National City Bank due in September 2008. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the notes payable is the bank's prime rate plus 1% (9.25% at May 31, 2007).

        Future principal maturities of notes payable are as follows:

             Twelve months ending May 31,
                                 2008         $4,319,000
                                 2009            979,000
                                              ----------
                                              $5,298,000
                                              ==========

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.      SHAREHOLDERS' EQUITY

        During the six months ended May 31, 2007 and 2006, 91,115 and 37,085 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense related to director compensation for both quarters ended May 31, 2007 and 2006 amounted to $12,500 under this method. Treasury stock was relieved using the first-in, first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

        SHARE-BASED COMPENSATION TRANSACTIONS

        Stock option activity is summarized as follows:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                      Options         Price
                                                     ------------------------

         Outstanding
               As of December 1, 2006                 717,000       $   0.45
               Granted at market price or above       305,000           0.22
               Expired or cancelled                  (195,000)          0.53
         Outstanding as of May 31, 2007               827,000           0.35

                                                    ------------------------
         Exercisable as of May 31, 2007               522,000       $   0.43
                                                    ========================

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

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED


        The weighted average grant date fair value of the options granted during the six month period ended May 31, 2007, was $0.18. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:


                                   Options Outstanding                                  Exercisable
        --------------------------------------------------------------------- ----------------------------------
                                    Weighted         Weighted      Aggregate              Weighted     Aggregate
          Range of                   Average          Average      Intrinsic               Average     Intrinsic
           Prices      Number    Remaining Life   Exercise Price     Value     Number  Exercise Price    Value
        ------------- --------   --------------   --------------  ----------- -------- --------------  ---------
        $ 0.16 - 0.83  827,000      2.81 yrs.         $ 0.35        $ 15,125   522,000     $ 0.43       $ 9,225


6.      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss) items. Other comprehensive income during the 2006 period presented represents the changes in unrealized gains on available-for-sale equity securities which are included in prepaid expenses and other current assets in the 2006 consolidated balance sheet. On May 29, 2007 the Company sold the available-for-sale equity securities and recognized a gain of approximately $137,000. The following table reflects comprehensive income (loss) for the six months ended May 31, 2007 and 2006:

                                                 Six months ended May 31,
                                                -------------------------
                                                  2007            2006
                                                ---------       ---------

         Net income (loss)                      ($606,000)      $  69,000
         Other comprehensive income (loss)       (116,000)         75,000
                                                ---------       ---------
         Comprehensive income (loss)            ($722,000)      $ 144,000
                                                =========       =========

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.      INCOME (LOSS) PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted income (loss) per share computations:


                                                            Three months ended              Six months ended
                                                                 May 31,                         May 31,
                                                       --------------------------      --------------------------
                                                          2007             2006           2007             2006
                                                       ---------       ----------      ---------       ----------
         Income (loss) - (numerator)                   $(277,000)      $   58,000      $(606,000)      $   69,000
                                                       =========       ==========      =========       ==========

         Basic:
             Weighted average shares
               outstanding - (denominator)             9,630,000        9,516,000      9,612,000        9,507,000
                                                       =========       ==========      =========       ==========

             Income (loss) per common share            $   (0.03)      $     0.01      $   (0.06)      $     0.01
                                                       =========       ==========      =========       ==========

         Diluted:
             Weighted average shares outstanding       9,630,000        9,516,000      9,612,000        9,507,000

         Effect of dilutive securities                         -          175,000              -          166,000
                                                       ---------       ----------      ---------       ----------
             Adjusted weighted average
               shares - (denominator)                  9,630,000        9,691,000      9,612,000        9,673,000
                                                       =========       ==========      =========       ==========

         Income (loss) per common share - diluted      $   (0.03)      $     0.01      $   (0.06)      $     0.01
                                                       =========       ==========      =========       ==========

        The effects of 827,000 and 703,800 stock options outstanding as of May 31, 2007 and 2006, respectively, have been excluded from common stock equivalents because their effect on income (loss) per share would be anti-dilutive.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED

8.      DISCONTINUED OPERATIONS

        On July 31, 2006, the Company sold substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

        The condensed consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations for the three and six months ended May 31, 2006, are summarized below:

                                           Three Months Ended  Six Months Ended
                                              May 31, 2006       May 31, 2006
                                              ------------       ------------

         Net revenues                           $ 204,000          $ 379,000
         Cost of good sold                        104,000            208,000
                                                ---------          ---------
         Gross profit                             100,000            171,000

         Operating expense                       (103,000)          (206,000)
         Other expense                                  -             (1,000)
                                                ---------         ---------
         Loss from discontinued operations      $  (3,000)        $ (36,000)
                                                =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 AND 2006

        REVENUES: Revenues for the three months ended May 31, 2007 decreased to $524,000 compared to $2,572,000 for the three months ended May 31, 2006. Revenues for the six months ended May 31, 2007 decreased to $1,226,000 from $4,755,000 for the six months ended May 31, 2006. The decrease for both the quarter and six months is primarily attributable to the depressed market for new homes in central Florida. There was one home delivery in the quarter ended May 31, 2007 compared to four home deliveries in the quarter ended May 31, 2006, and two home deliveries in the first six months of 2007 compared to seven in the first six months of the prior year. The home delivered in the second quarter of 2007 was sold at a reduced price which caused a decrease in gross margin from 28% to 10% compared to the same quarter of 2006.

        COST OF SALES: Cost of sales was $470,000 for the quarter ended May 31, 2007 compared to $1,849,000 for the quarter ended May 31, 2006. Cost of goods sold was $1,068,000 for the six months ended May 31, 2007, compared to $3,397,000 for the six months ended May 31, 2006. The reductions in cost of sales for both the quarter and the six-month period were caused by fewer homes being delivered.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended May 31, 2007 were $351,000 compared to $629,000 for the quarter ended May 31, 2006. Selling, general and administrative expenses for the six months ended May 31, 2007 were $671,000 compared to $1,193,000 for the six months ended May 31, 2006. The decrease in expenses was primarily attributable to reductions in personnel and sales and marketing expenditures. In addition, certain expenses incurred during the six months ended May 31, 2006, in connection with developing new model designs and the Company's Web site did not recur in the six months ended May 31, 2007, as a result of the completion of the projects.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money market-type accounts. Interest income was $2,000 for each of the quarters ended May 31, 2007 and 2006 and $4,000 for each of the six-month periods ended May 31, 2007 and 2006.

        INTEREST EXPENSE: Interest expense amounted to $117,000 for the three months ended May 31, 2007 compared to $34,000 for the three months ended May 31, 2006. Interest expense amounted to $230,000 and $82,000 for the six months ended May 31, 2007 and 2006, respectively. The increase is attributable to higher interest rates, a greater level of borrowings, and less capitalization of interest on homes under construction during the three and six months ended May 31, 2007. Interest is incurred on real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. The remaining interest is expensed as incurred. We held approximately $5,018,000 in completed homes and vacant land during the six months ended May 31, 2007, of which interest was expensed. During the three and six months ended May 31, 2007, we capitalized $32,000 and $64,000 in interest, respectively.

        OTHER INCOME AND GAIN ON SALE OF MARKETABLE SECURITIES: The sale of marketable securities resulted in other income of $137,000 in the quarter ended May 31, 2007 compared to other expense of $1,000 in the quarter ended May 31, 2006. The securities sold were 342,000 shares of CorVu stock and represented our entire holding in available-for-sale equity securities.

        SALES ACTIVITY AND BACKLOG:

                                                     Contract         Number
                                                     Backlog        of Homes
                                                   -----------     -----------

         Backlog as of November 30, 2006           $         0               0

         Less:  Homes delivered during the
              six months ended May 31, 2007         (1,178,000)             (2)

         Plus:  New contracts signed during the
              six months ended May 31, 2007          3,406,000               6

                                                   -----------     -----------
         Backlog as of May 31, 2007                $ 2,228,000               4
                                                   ===========     ===========

        We are currently constructing homes in the community of Pointe West, located in Vero Beach, Florida. In addition, we are continuing our Custom Home Division, in which we seek to act as the contract builder for individual landowners. In Decemeber 2005, we acquired an undeveloped ten acre parcel in Vero Beach, Florida, on which we intend to start construction of 21 single family homes during fiscal year 2008.

        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL

        Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the financial statements, we have incurred a loss from continuing operations of $606,000 during the six months ended May 31, 2007. Additionally, we have significant completed and work-in-process inventories of approximately $5.8 million which are collateral for the $4.3 million current maturities of notes payable. The $6.5 million credit facility expired on May 31, 2007. The bank has since reduced the note payable to $4,790,000 to include only homes under construction and land currently held by the Company with no available funding for future homes to be constructed, and extended the term through December 31, 2007. However, since May 31, 2007, we have delivered two homes and have three home sale contracts pending as of July 20, 2007, which we anticipate completing by January, 2008.

        To sustain operations, management's plans include targeted marketing for new home sales, purchase incentives for current inventory homes, renegotiating subcontractor pricing, curtailing expenses, and raising additional debt or equity capital from external sources.

        CASH FLOWS FROM OPERATING ACTIVITIES

        $210,000 was used for operating activities during the six months ended May 31, 2007, compared to $4,680,000 during the six months ended May 31, 2006. The decrease reflects a dramatic reduction in homebuilding activities and curtailed expenses per management's operating plan for the fiscal year ending on November 30, 2007.

        CASH FLOWS FROM INVESTING ACTIVITIES

        There were no investing activities during the six months ended May 31, 2007. $11,000 was used in investing activities during the six months ended May 31, 2006 for the purchase of equipment and software.

        CASH FLOWS FROM FINANCING ACTIVITIES

        $72,000 was used to pay down the construction line of credit during the six months ended May 31, 2007, compared to draws on the construction line of credit of $2,904,000 during the six months ended May 31, 2006. The amount drawn in the first six months of 2006 was used to fund construction of spec homes in anticipation of market demand.

        COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

        PROFIT SHARING ARRANGEMENT

        The Company has an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE in consideration of our agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There have been no payments made or accrued in 2007 or 2006.

        LOAN AGREEMENT

        We currently maintain a construction revolving line of credit with National City Bank. Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of May 31, 2007, $4,298,000 of advances under the line of credit was outstanding. The line of credit, due for renewal on June 1, 2007, has been renewed through December 31, 2007. However, the total credit facility was reduced from $6.5 million to $4.8 million to include only homes under construction and land currently held by the Company, with no funds available for future homes to be constructed.

        In December 2005, we financed the purchase of a ten acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from National City Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. Critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. As of May 31, 2007, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Acting Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 2007 Annual Meeting of Shareholders (the "Meeting") on May 9, 2007. At the Meeting, shareholders were asked to elect each of Mark N. Fessel and John G. Yates as directors for four-year terms expiring at the 2011 annual meeting. The results of the voting were as follows:

                                                                         Broker
                            For      Against     Withheld    Abstain    Non-Vote
                         ---------  ---------   ---------   ---------  ---------

        Mark N. Fessel   5,517,666          0      18,639           0          0
        John G. Yates    5,518,066          0      18,239           0          0


        The terms of each of J. Ernest Brophy, Anthony J. Caldarone, Kenneth D. Hill and Frank C. Smith, Jr. (the other directors of the Company) continued after the Meeting.


ITEM 6. EXHIBITS

        31.1 -  Certification of Principal Executive Officer pursuant to
                Section 302 of Sarbanes- Oxley Act of 2002

        31.2 -  Certification of Principal Financial Officer pursuant to
                Section 302 of Sarbanes- Oxley Act of 2002

        32.1 - Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes- Oxley Act of 2002

        32.2 -  Certification of Principal Financial Officer pursuant to
                Section 906 of Sarbanes- Oxley Act of 2002

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


                                                  CALTON, INC.
                                        ------------------------------
                                                  (Registrant)


                                 By:  /s/ Vicky F. Savage
                                    --------------------------------------------
                                    Vicky F. Savage
                                    Acting Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)


Date:  July 20, 2007