Form 10QSB
period 2007-08-31
CALTON INC
filed 2007-10-11
CIK 717216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 2007

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

As of October 11, 2007, there were 9,759,616 shares of Common Stock outstanding. Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                          CALTON, INC. AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 August 31, 2007 (Unaudited) and November 30, 2006........   3

                 Condensed Consolidated Statements of Operation
                 (Unaudited) for the Three Months Ended
                 August 31, 2007 and 2006.................................   4

                 Condensed Consolidated Statements of Operations
                 (Unaudited) for the Nine Months Ended
                 August 31, 2007 and 2006.................................   5

                 Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the Nine Months Ended
                 August 31, 2007 and 2006.................................   6

                 Notes to Condensed Consolidated Financial Statements.....   7

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation........................................  12

         Item 3. Controls and Procedures..................................  15


PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders......  16

         Item 5. Other Information........................................  16

         Item 6. Exhibits.................................................  16


SIGNATURES ...............................................................  17


Certain information included in this report and other Company filings (collectively, "SEC filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company's ability to raise capital, national and local economic conditions, conditions and trends in the homebuilding industry in general, changes in interest rates, commercial acceptance of the Company's co-branded customer loyalty credit card program, the Company's ability to acquire property for development, the impact of severe weather on the Company's homebuilding operations, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.


                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         CALTON, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  August 31,     November 30,
                                                                                     2007             2006
                                                                                 ------------    ------------
ASSETS                                                                           (UNAUDITED)
     Current Assets
         Cash and cash equivalents                                               $    387,000    $    769,000
         Accounts receivable                                                           18,000          14,000
         Inventory                                                                  6,063,000       7,685,000
         Prepaid expenses and other current assets                                     34,000         157,000
         Assets of discontinued operations (Note 8)                                         -          33,000
                                                                                 ------------    ------------
            Total current assets                                                    6,502,000       8,658,000

     Deferred charges                                                                  13,000          20,000
     Property and equipment, net                                                      146,000         171,000
                                                                                 ------------    ------------
            Total assets                                                         $  6,661,000    $  8,849,000
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable                                                        $     83,000    $    188,000
         Accrued expenses                                                             154,000         206,000
         Customer deposits                                                             28,000               -
         Other current liabilities                                                     46,000          51,000
         Current portion of notes payable                                           3,146,000       5,370,000
                                                                                 ------------    ------------
            Total current liabilities                                               3,457,000       5,815,000
                                                                                 ------------    ------------

     Notes payable, less current maturities                                           961,000               -
                                                                                 ------------    ------------
            Total liabilities                                                       4,418,000       5,815,000
                                                                                 ------------    ------------

     Commitments and contingencies                                                          -               -

     Shareholders' Equity
         Common stock, $.05 par value, 25,000,000 shares authorized;
            10,697,855 shares issued at August 31, 2007 and November 30, 2006;
            9,759,616 and 9,592,746 shares outstanding at August 31, 2007
            and November 30, 2006, respectively                                       488,000         480,000
         Additional paid-in capital                                                 9,393,000      10,547,000
         Accumulated deficit                                                       (3,069,000)     (2,344,000)
         Less cost of shares held in treasury, 938,239 and 1,105,109 shares
            as of August 31, 2007 and November 30, 2006, respectively              (4,569,000)     (5,765,000)
         Accumulated other comprehensive income                                             -         116,000
                                                                                 ------------    ------------
            Total shareholders' equity                                              2,243,000       3,034,000
                                                                                 ------------    ------------
            Total liabilities and shareholders' equity                           $  6,661,000    $  8,849,000
                                                                                 ============    ============


                           See notes to condensed consolidated financial statements.


                                                       3

                          CALTON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
                                   (UNAUDITED)


                                                Three Months Ended August 31,
                                                    2007           2006
                                                 -----------    -----------
REVENUE
    Homebuilding                                 $ 2,181,000    $ 1,337,000
                                                 -----------    -----------

COSTS AND EXPENSES
    Cost of sales, homebuilding                    1,888,000      1,162,000
    Selling, general and administrative              347,000        492,000
                                                 -----------    -----------
                                                   2,235,000      1,654,000
                                                 -----------    -----------
      Loss from operations                           (54,000)      (317,000)

OTHER INCOME (EXPENSE)
    Interest income                                    1,000          2,000
    Interest expense                                 (86,000)      (101,000)
    Gain on sale of marketable securities             17,000              -
    Litigation settlements                                 -        (15,000)
    Other expense                                     (3,000)       (13,000)
                                                 -----------    -----------
      Loss before discontinued operations           (125,000)      (444,000)
      and income taxes

INCOME FROM DISCONTINUED OPERATIONS (NOTE 8)               -        187,000
                                                 -----------    -----------
Loss before income taxes                            (125,000)      (257,000)

    Income tax benefit                                 6,000              -
                                                 -----------    -----------

NET LOSS                                         $  (119,000)   $  (257,000)
                                                 ===========    ===========

LOSS PER SHARE
    Basic and Diluted:
      Loss from continuing operations            $     (0.01)   $     (0.05)
                                                 ===========    ===========
      Income from discontinued operations        $         -    $      0.02
                                                 ===========    ===========
      Net loss per share                         $     (0.01)   $     (0.03)
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and Diluted                              9,685,000      9,535,000
                                                 ===========    ===========

            See notes to condensed consolidated financial statements.

                          CALTON, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
                                   (UNAUDITED)


                                                Nine Months Ended August 31,
                                                     2007          2006
                                                 -----------    -----------
REVENUE
    Homebuilding                                 $ 3,407,000    $ 6,092,000
                                                 -----------    -----------

COSTS AND EXPENSES
    Cost of sales, homebuilding                    2,956,000      4,559,000
    Selling, general and administrative            1,019,000      1,684,000
                                                 -----------    -----------
                                                   3,975,000      6,243,000
                                                 -----------    -----------
      Loss from operations                          (568,000)      (151,000)

OTHER INCOME (EXPENSE)
    Interest income                                    5,000          6,000
    Interest expense                                (316,000)      (183,000)
    Gain on sale of marketable securities            154,000              -
    Litigation settlements                                 -        (15,000)
    Other income (expense)                            (6,000)        14,000
                                                 -----------    -----------
        Loss before discontinued operations         (731,000)      (329,000)
        and income taxes

INCOME FROM DISCONTINUED OPERATIONS (NOTE 8)               -        150,000
                                                 -----------    -----------
Loss before income taxes                            (731,000)      (179,000)

    Income tax benefit (expense)                       6,000         (9,000)
                                                 -----------    -----------

NET LOSS                                         $  (725,000)   $  (188,000)
                                                 ===========    ===========

LOSS PER SHARE
    Basic and Diluted:
      Loss from continuing operations            $     (0.08)   $     (0.04)
                                                 ===========    ===========
      Income from discontinued operations        $         -    $      0.02
                                                 ===========    ===========
      Net loss per share                         $     (0.08)   $     (0.02)
                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and Diluted                              9,636,000      9,516,000
                                                 ===========    ===========

            See notes to condensed consolidated financial statements.


                                    CALTON, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED AUGUST 31, 2007 AND 2006
                                             (UNAUDITED)


                                                                         Nine Months Ended August 31,
                                                                              2007           2006
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $  (725,000)   $  (188,000)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
     Depreciation from continuing operations                                   30,000         29,000
     Depreciation from discontinued operations                                      -          9,000
     Amortization of deferred charges                                          26,000         31,000
     Increase in deferred charges                                             (19,000)       (42,000)
     Gain on sale of assets of discontinued operations                              -       (229,000)
     Stock based compensation                                                  50,000         37,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                   (4,000)       119,000
         Inventory                                                          1,622,000     (3,618,000)
         Deposits on land                                                           -        350,000
         Prepaid expenses and other assets                                      7,000         (1,000)
         Accounts payable, accrued expenses and other liabilities            (134,000)    (1,608,000)
         Changes in assets of discontinued operations                          33,000        144,000
         Changes in liabilities of discontinued operations                          -        (67,000)
                                                                          -----------    -----------
Net cash flows from operating activities                                      886,000     (5,034,000)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of long-lived assets of discontinued operations             -        209,000
     Purchase of equipment and software for continuing operations              (5,000)        (7,000)
     Purchase of equipment and software for discontinued operations                 -         (9,000)
                                                                          -----------    -----------
Net cash flows from investing activities                                       (5,000)       193,000
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayment of) notes payable, net                       (1,263,000)     3,257,000
                                                                          -----------    -----------
Net cash flows from financing activities                                   (1,263,000)     3,257,000
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                    (382,000)    (1,584,000)
Cash and cash equivalents at beginning of period                              769,000      2,737,000
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   387,000    $ 1,153,000
                                                                          ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest                                           $   383,000    $   295,000
                                                                          ===========    ===========



                      See notes to condensed consolidated financial statements.

                                                  6

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 31, 2007, the results of operations for the three and nine months ended August 31, 2007 and 2006 and the cash flows for the nine months ended August 31, 2007 and 2006 have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 14, 2007. Operating results for the three and nine months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

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

2.      LIQUIDITY AND MANAGEMENT'S PLANS

        The Company's condensed consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company has incurred a loss from continuing operations of $725,000 and used $382,000 net cash during the nine months ended August 31, 2007. Additionally, the Company has significant completed and work-in-process inventories of approximately $3.7 million and developed lots of approximately $0.8 million which are collateral for the $3.1 million current maturities of notes payable. The Company's $6.5 million credit facility expired on May 31, 2007. On July 16, 2007, the bank extended the facility through December 31, 2007, but reduced borrowing availability under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are reduced as each of these homes is sold. These conditions raise doubt as to the ability of the Company to continue its normal business operations as a going concern. As of August 31, 2007, the Company had $3,045,000 in working capital, which with additional amounts to be generated from operations, is anticipated to be sufficient to fund the current operating plan during the fiscal year ending on November 30, 2007.

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        Management's plan to sustain the Company's operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, continued curtailment of expenses to the extent appropriate and raising additional debt or equity capital from external sources, if necessary. No assurance can be given that management will be successful in achieving these plans.

3.      INVENTORY

        Inventory consists of the following as of August 31, 2007 and November 30, 2006:

                                           August 31,           November 30,
                                              2007                 2006
                                       ------------------   -------------------

         Land and developed lots       $        2,416,000   $         2,504,000
         Work in process                        2,330,000             1,589,000
         Speculative and model homes            1,317,000             3,592,000
                                       ------------------   -------------------
                                       $        6,063,000   $         7,685,000
                                       ==================   ===================

        The Company capitalizes interest on loans directly associated with real estate development projects while under construction. During the nine months ended August 31, 2007 and 2006, the Company capitalized $93,000 and $143,000 in interest, respectively.

4.      NOTES PAYABLE

        Notes payable includes borrowings under a note payable with National City Bank (formerly Harbor Federal Savings Bank). The credit facility is secured by inventories and related homebuilding assets. On July 16, 2007, the bank reduced borrowing availability under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. As each of these homes is sold maximum available borrowings are reduced. The credit facility has been extended through December 31, 2007, and as of August 31, 2007, $3.1 million was outstanding under the facility. Notes payable also includes a $1 million mortgage note from National City Bank due in September 2008. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the notes payable is the bank's prime rate plus 1% (9.25% at August 31, 2007).

        Future principal maturities of notes payable are as follows:

          Twelve months ending August 31,
                            2008                 $       3,146,000
                            2009                           961,000
                                                 -----------------
                                                 $       4,107,000
                                                 =================

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.      SHAREHOLDERS' EQUITY

        During the three and nine months ended August 31, 2007, 75,755 and 166,870 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees. The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued. Stock-based compensation expense related to director compensation for the three and nine months ended August 31, 2007 amounted to $12,000 and $38,000 respectively, under this method. Treasury stock was relieved using the first-in, first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

        SHARE-BASED COMPENSATION TRANSACTIONS

        Stock option activity is summarized as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                              Options              Price
                                          ----------------------------------

    Outstanding
          As of December 1, 2006                   717,000       $      0.45
          Granted at market price or above         305,000              0.22
          Expired or cancelled                    (195,000)             0.53
                                          ----------------------------------
    Outstanding as of August 31, 2007              827,000              0.35
                                          ==================================

                                          ----------------------------------
    Exercisable as of August 31, 2007              522,000       $      0.43
                                          ==================================

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

        The weighted average grant date fair value of the options granted during the nine month period ended August 31, 2007, was $0.18. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

                            Options Outstanding                                                Exercisable
------------------------------------------------------------------------------  ----------------------------------------------
                                   Weighted        Weighted       Aggregate                       Weighted         Aggregate
  Range of                         Average         Average        Intrinsic                        Average         Intrinsic
    Prices          Number      Remaining Life  Exercise Price      Value          Number       Exercise Price       Value
--------------  --------------  --------------  --------------  --------------  --------------  --------------  --------------
$  0.16 - 0.83     827,000         2.60 yrs.    $         0.35  $        1,350     522,000      $         0.43  $        1,350


                                        9

                          CALTON, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss) items. Other comprehensive income during the 2006 period presented represents the changes in unrealized gains on available-for-sale equity securities which are included in prepaid expenses and other current assets in the 2006 consolidated balance sheet. On May 29, 2007 the Company sold the available-for-sale equity securities and recognized a gain of approximately $137,000. The following table reflects comprehensive income (loss) for the nine months ended August 31, 2007 and 2006:

                                            Nine months ended August 31,
                                            ----------------------------
                                                 2007           2006
                                            -----------      -----------

        Net loss                            ($  725,000)     ($  188,000)
        Other comprehensive income (loss)      (116,000)          89,000
                                            -----------      -----------
        Comprehensive loss                  ($  841,000)     ($   99,000)
                                            ===========      ===========

7.      LOSS PER COMMON SHARE

        The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

                                    Three months ended      Nine months ended
                                        August 31,             August 31,
                                  --------------------  ----------------------
                                     2007      2006        2007        2006
                                  ---------  ---------  ---------  -----------
Net loss - (numerator)            $(119,000) $(257,000) $(725,000) $  (188,000)
                                  =========  =========  =========  ===========

BASIC AND DILUTED:
    Weighted average shares
      outstanding - (denominator) 9,685,000  9,535,000  9,636,000    9,516,000
                                  =========  =========  =========  ===========
    Loss per common share         $   (0.01) $   (0.03) $   (0.08) $     (0.02)
                                  =========  =========  =========  ===========

        The effects of 827,000 and 703,800 stock options outstanding as of August 31, 2007 and 2006, respectively, have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive.

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

        The condensed consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations for the three and nine months ended August 31, 2006, are summarized below:

                                      Three Months Ended  Nine Months Ended
                                        August 31, 2006    August 31, 2006
                                        ---------------    ---------------

Net revenues                            $       130,000    $       509,000
Cost of good sold                                70,000            277,000
                                        ---------------    ---------------
   Gross profit                                  60,000            232,000

Operating expense                               (98,000)          (307,000)
Gain on sale of assets                          229,000            229,000
Other iexpense                                   (4,000)            (4,000)
                                        ---------------    ---------------
Income from discontinued operations     $       187,000    $       150,000
                                        ===============    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2007 AND 2006

        REVENUES: Revenues for the three months ended August 31, 2007 were $2,181,000 compared to $1,337,000 for the three months ended August 31, 2006. The increase is primarily attributable to an increase in the number of homes delivered, as there were four home deliveries in the quarter ended August 31, 2007 compared to three in the quarter ended August 31, 2006. Further, one of the three homes delivered in the third quarter of 2006 was a home built on a buyer's lot with revenue recognized by the percentage-of-completion method; and nearly all of the revenue from the home had been recognized in prior quarters. Revenues for the nine months ended August 31, 2007 decreased to $3,407,000 from $6,092,000 for the nine months ended August 31, 2006. The reduction is due to fewer home deliveries and discounted sale prices on inventory homes. In the first nine months of fiscal 2007 there were six deliveries compared to ten in the first nine months of the prior fiscal year. Profit margins were 13% in both quarters ending August 31, 2007 and 2006, and 13% and 25% in the nine months ending August 31, 2007 and 2006, respectively.

        COST OF SALES: Cost of sales was $1,888,000 for the quarter ended August 31, 2007 compared to $1,162,000 for the quarter ended August 31, 2006. The increase in cost of goods sold was attributable to greater sales incentives and more home deliveries than in the same quarter of the prior year. Cost of goods sold was $2,956,000 for the nine months ended August 31, 2007, compared to $4,559,000 for the nine months ended August 31, 2006. The reduction in cost of sales for the nine-month period was caused by fewer home deliveries than in the first nine months of 2006.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the quarter ended August 31, 2007 were $347,000 compared to $492,000 for the quarter ended August 31, 2006. Selling, general and administrative expenses for the nine months ended August 31, 2007 were $1,019,000 compared to $1,684,000 for the nine months ended August 31, 2006. The decrease in expenses for both the three-month and nine-month periods was primarily attributable to reductions in personnel and marketing expenses. In addition, certain expenses incurred during the nine months ended August 31, 2006, in connection with developing new model designs and the Company's Web site, did not recur in the nine months ended August 31, 2007 as a result of the completion of the projects.

        INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income was $1,000 and $2,000 for the quarters ended August 31, 2007 and 2006, respectively, and $5,000 and $6,000 for the nine-month periods ended August 31, 2007 and 2006, respectively. Currently, cash is being used in operating activities causing interest income to decline.

        INTEREST EXPENSE: Interest is incurred on real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. The remaining interest is expensed as incurred. Interest expense amounted to $86,000 for the three months ended August 31, 2007 compared to $101,000 for the three months ended August 31, 2006. The reduction in quarterly interest expense is due to the deliveries of three homes from completed inventory during the quarter ended August 31, 2007. For the nine months ended August 31, 2007 and 2006, interest expense amounted to $316,000 and $183,000, respectively. The increase is attributable to a greater number of homes in completed inventory throughout the nine months ended August 31, 2007. During the three and nine months ended August 31, 2007, we capitalized $39,000 and $93,000 in interest, respectively.

        GAIN ON SALE OF MARKETABLE SECURITIES: We exercised warrants with respect to approximately 89,000 shares of CorVu Company common stock and sold the shares for a net gain of $17,000 in the quarter ended August 31, 2007. In the nine-month period ended August 31, 2007, we recognized $154,000 gain on the sale of marketable securities. The securities sold represented our entire holding of available-for-sale equity securities.

        SALES ACTIVITY AND BACKLOG:

                                                       Contract       Number
                                                       Backlog      of Homes
                                                     -----------   -----------

        Backlog as of November 30, 2006                       0             0

        Less:  Homes delivered during the
             nine months ended August 31, 2007       (3,506,000)           (6)

        Plus:  New contracts signed during the
              nine months ended August 31, 2007        4,001,000             7

                                                     -----------   -----------
         Backlog as of August 31, 2007               $   495,000             1
                                                     ===========   ===========

        We are currently constructing homes in the community of Pointe West, located in Vero Beach, Florida. In addition, we continue to promote our Custom Home Division, in which the Company seeks to act as the contract builder for individual landowners. In December 2005, we acquired an undeveloped ten acre parcel in Vero Beach, Florida, on which we anticipate starting construction of 21 single family homes during fiscal year 2008, subject to availability of financing.


        LIQUIDITY AND CAPITAL RESOURCES

        GENERAL

        Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the financial statements, we have incurred a loss from continuing operations of $725,000 during the nine months ended August 31, 2007. Additionally, we have significant completed and work-in-process inventories of approximately $3.7 million and developed lots of approximately $0.8 million which are collateral for the $3.1 million current maturities of notes payable. Our $6.5 million credit facility expired on May 31, 2007. On July 16, 2007, the bank extended the facility through December 31, 2007, but reduced borrowing availability under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are therefore reduced as each of these homes is sold.

        To sustain operations, our plans include targeted marketing for new home sales, purchase incentives for the two remaining inventory homes, renegotiating subcontractor pricing, curtailing expenses, and raising additional debt or equity capital from external sources. No assurances can be given that management will be successful in achieving these plans.

        CASH FLOWS FROM OPERATING ACTIVITIES

        We generated $886,000 from operating activities during the nine months ended August 31, 2007, and used $5,034,000 during the nine months ended August 31, 2006. The increase in cash flows from operating activities is due primarily to decreasing inventory through sales, combined with reductions in homebuilding activities and curtailing expenses whenever possible.

        CASH FLOWS FROM INVESTING ACTIVITIES

        During the nine months ended August 31, 2007, $5,000 was used in investing activities for the purchase of software. $193,000 was generated from investing activities during the nine months ended August 31, 2006 primarily from the sale of assets of eCalton.

        CASH FLOWS FROM FINANCING ACTIVITIES

        We have used proceeds from current year sales to pay down $1,263,000 of the construction line of credit during the nine months ended August 31, 2007, compared to draws on the construction line of credit of $3,257,000 during the nine months ended August 31, 2006.

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

        LOAN AGREEMENT

        We currently maintain a construction line of credit with National City Bank. Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. On July 16, 2007, the bank reduced borrowing availability under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are reduced as each of these homes is sold. The bank extended the credit facility through December 31, 2007, and as of August 31, 2007, $3.1 million was outstanding under the facility.

        In December 2005, we financed the purchase of a ten acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from National City Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.

        SENSITIVE ACCOUNTING ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Significant estimates include management's estimate of the carrying value of accounts receivable and homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies. Actual results could differ from those estimates. Critical accounting policies relating to certain of these items are described in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. As of August 31, 2007, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.


ITEM 3. CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, along with the Company's Acting Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                           PART II: OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS

           10.48 - Builder Line of Credit Revised Commitment dated July 16, 2007 between National City Bank and Homes by Calton, LLC
           31.1  - Certification of Principal Executive Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002
           31.2  - Certification of Principal Financial Officer pursuant to
                   Section 302 of Sarbanes-Oxley Act of 2002
           32.1  - Certification of Chief Executive Officer pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002
           32.2  - Certification of Principal Financial Officer pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002

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


Date:  October 11, 2007