Form 10KSB
period 2007-11-30
CALTON INC
filed 2008-02-28
CIK 717216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file no. 1-8846

                                  CALTON, INC.
           (Name of small business issuer as specified in its charter)

               NEW JERSEY                             22-2433361
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

Revenues for the fiscal year ended November 30, 2007:   $4,866,000.

The aggregate market value (based upon the last sales price of the Issuer's Common Stock reported by the OTC Bulletin Board) of voting shares and non-voting equity held by non-affiliates of the registrant as of February 21, 2008 was $469,941.

As of February 21, 2008, 9,898,506 shares of Common Stock were outstanding.

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

(B)      BUSINESS OF ISSUER

         GENERAL
         The Company's business activities are primarily focused on homebuilding through Homes by Calton, LLC ("Homes by Calton").

         HOMES BY CALTON, LLC
         Homes by Calton was formed for the express purpose of capitalizing on existing management's experience in the residential homebuilding marketplace. The Company's focus is on homebuilding developments primarily located in Indian River County, Florida. Currently, the Company is offering homes in two communities. In addition, management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and to create a more diversified product offering. However, there can be no assurances that transactions can be entered into on terms reasonably satisfactory to management.

         In addition to developing residential communities, the Company continues to promote its Custom Home Division pursuant to which the Company arranges for the construction of homes for individual landowners.

         PRODUCT OFFERING
         Homes by Calton offers single-family detached homes at prices, including customized options and lot premiums, which ranged from $425,000 up to $775,000 during the year ended November 30, 2007. Homes by Calton offers 14 different house floor plans with the size of homes ranging from 1,900 to 3,600 square feet. A wide selection of options is available to purchasers for additional charges. Major options include media rooms, bonus rooms, pools and outdoor kitchens.

         PRODUCT DEVELOPMENT
         The Company increased its land bank in fiscal 2004 by entering into two land purchase agreements covering an additional 49 developed lots in Vero Beach, Florida in two different subdivisions. Each, by virtue of the lot size and zoning requirements, required new model types to be developed and were introduced into the marketplace in the spring of 2005. In 2007 the Company developed two additional models for buyers wanting smaller homes. The Company is using the new and existing model types to refine its custom home program through its Custom Home Division.

         SALES AND MARKETING
         Homes by Calton markets its homes primarily to upper-income buyers, emphasizing high-quality construction and customer satisfaction. The Company maintains a sales office at its community under development which is staffed by Homes by Calton sales personnel. Local realtors also introduce customers to Homes by Calton. Homes by Calton also advertises in newspapers and other local and regional publications and potential homebuyers can obtain detailed information regarding the communities where the Company builds by visiting Homes by Calton's website, www.homesbycalton.com. Homes by Calton's homes are sold under a limited warranty as to workmanship and materials.

         CONSTRUCTION
         Homes by Calton employees provide purchasing and quality assurance for, and construction management of, the homes it builds, while the material and labor components of its homes are provided by subcontractors. Homes by Calton generally contracts for most of its materials and labor at fixed prices during the construction period of the home. This process allows Homes by Calton to mitigate the risks associated with increases in building materials and labor costs between the time construction begins and the time the home closes. Homes by Calton complies with local and state building codes, including Florida's stringent hurricane and energy efficiency regulations. Depending upon the size and complexity of a home's design, Homes by Calton's construction time generally ranges from about 150 to 180 calendar days.

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

         PRIVILEGEONE NETWORKS, LLC
         PrivilegeONE was formed to develop and implement the PrivilegeONE Loyalty and co-branded credit card program. Currently, PrivilegeONE has no active business operations; however, PrivilegeONE continues to explore different opportunities for revenue generation, including licensing and joint venture opportunities.

         PATENTS AND TRADEMARKS
         On September 5, 2006, PrivilegeONE received a patent on its User Rewards Program and Associated Communications Systems.

         PrivilegeONE has received trademark registrations for "PrivilegeONE" and the PrivilegeONE stylized logo.

         EMPLOYEES
         As of February 21, 2008, the Company and its wholly-owned subsidiaries employed ten full time personnel and two part-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases: (a) approximately 650 square feet of office space located in Red Bank, New Jersey, for approximately $1,100 per month, for a renewable term of one year; (b) approximately 2,000 square feet of office space in Vero Beach, Florida at a monthly rate of approximately $3,000 for a term of five years ending September 2009;
         (c) one model home pursuant to a sale-leaseback arrangement at the Pointe West community in Vero Beach, Florida, at a monthly rate of $4,000 for a term of one year; and (d) one home at the Pointe West community on a month-to-month basis for $2,000 per month. Management believes that these arrangements currently provide adequate space for all of the Company's business operations.

         Because of the nature of the Company's homebuilding operations, properties are held as inventory in the ordinary course of the Company's homebuilding business. Such properties are not included in response to this item.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of fiscal 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is currently being traded on the OTC Bulletin Board under the symbol CTON.OB. Once the Company meets the listing qualifications of the American Stock Exchange (the "AMEX"), it intends to reapply for trading on the AMEX. The following chart reflects the high and low sales prices of the common stock during fiscal 2007 and 2006:

                  FISCAL 2007               High                Low
                                          --------           ---------

                  1st Quarter              $   0.47           $   0.30
                  2nd Quarter                  0.31               0.18
                  3rd Quarter                  0.35               0.16
                  4th Quarter                  0.20               0.06


                  FISCAL 2006               High                Low
                                          --------           ---------

                  1st Quarter              $   0.70           $   0.43
                  2nd Quarter                  0.79               0.43
                  3rd Quarter                  0.67               0.40
                  4th Quarter                  0.60               0.38


         At February 21, 2008, there were approximately 374 shareholders of record of the Company's common stock, based on information obtained from the Company's transfer agent. On that date, the last sales price the Company's common stock as reported by the OTC Bulletin Board was $0.14.

         In fiscal 2007 and 2006, the Company did not pay dividends. The Company intends to retain future earnings to finance the expansion of operations and for general corporate purposes.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS FOR THE YEARS ENDED NOVEMBER 30, 2007 AND 2006

         REVENUES: Consolidated revenues decreased from $6,631,000 in 2006 to $4,866,000 in 2007. The reduction is due to fewer homes delivered and discounted sales prices on inventory homes, attributable to the continued downturn in the homebuilding market. We delivered 11 homes in 2006 compared to nine homes in 2007.

         COST OF SALES: Cost of sales consists of cost of goods sold for the homebuilding operations. Homebuilding cost of goods sold decreased from $5,644,000 for the year ended November 30, 2006 to $4,347,000 for the year ended November 30, 2007 as a result of fewer home deliveries. Included in the $5,644,000 of cost of goods sold for the year ended November 30, 2006 was $677,000 in impairment charges on our inventory. There were no impairment charges on our inventory for the year ended November 30, 2007. However, negative market conditions in the homebuilding industry, interest rate levels, and our plans to offer sales incentives in order to liquidate inventory in 2008 might result in future impairment charges. Gross margins on homebuilding revenues decreased due to discounted sales prices on inventory homes and sales incentives given, to 11% in 2007, compared to 15% in 2006. No assurances can be given that gross profits will not be adversely impacted by market conditions in fiscal 2008.

         SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses decreased from $2,186,000 in 2006 to $1,351,000 in 2007. The decrease in selling, general and administrative expenses is primarily attributable to reductions in personnel and overall expenses, including marketing.

         INTEREST INCOME: Interest income is derived principally from interest on depository accounts and money-market type accounts. Interest income decreased from $8,000 in 2006 to $7,000 in 2007. The decrease was a result of withdrawals from investment accounts to fund operating activities.

         INTEREST EXPENSE: Interest expense amounted to $379,000 for the year ended November 30, 2007 compared to $344,000 for the year ended November 30, 2006. Interest is incurred on our demand line of credit and mortgage note and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory. During the years ended November 30, 2007 and 2006, we capitalized $124,000 and $108,000, respectively, of interest.

         GAINS ON INVESTMENTS: We exercised warrants and sold shares of CorVu Company common stock for a net gain of $154,000 during the year ended November 30, 2007. The securities sold represented our entire holding of available-for-sale equity securities.

         LITIGATION SETTLEMENTS: There were no litigation settlements recorded for the year ended November 30, 2007. We paid $15,000 in litigation settlements as a result of the resolution of certain matters in the year ended November 30, 2006.

         OTHER EXPENSE: Other expense for the year ending November 30, 2007 was $0, compared to $1,000 for the year ending November 30, 2006.

         RELATED PARTY TRANSACTIONS: In November 2007, we entered into a contract with and completed the sale of two homes in the Pointe West development to AFP Enterprises, Inc. ("AFP"), a company owned by the Caldarone family, including two of our corporate officers, Anthony J. Caldarone and Maria F. Caldarone. The contract prices for the homes were $617,000 and $629,000, respectively. Costs for the homes totaled $562,000 and $584,000, respectively. All funds have been paid to the Company in full as of November 30, 2007. We also entered into a sale-leaseback agreement with AFP for one of these homes to be used as a sales model on a month-to-month basis, at a cost of $2,000 per month, and at a savings of $3,000 per month from a prior sale-leaseback agreement. The transactions between Homes by Calton and AFP were reviewed and approved by our Board of Directors and the Audit Committee of the Board of Directors.

         DISCONTINUED OPERATIONS: On July 31, 2006, we completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc., a corporation controlled by an officer of eCalton.com, Inc., for $250,000, less purchase price adjustments of approximately $41,000. We recorded a gain of $229,000 on the sale of assets and $84,000 in operating losses from discontinued operations for the year ended November 30, 2006.

         SALES ACTIVITY AND BACKLOG:

                                                     Contract        Number
                                                     Backlog        of Homes
                                                   -----------    -----------

            Backlog as of November 30, 2006        $         0              0

            Less: Homes delivered during the
                  year ended November 30, 2007      (5,247,000)            (9)

            Plus: New contracts signed during the
                  year ended November 30, 2007       5,850,000             10

                                                   -----------    -----------
            Backlog as of November 30, 2007        $   603,000              1
                                                   ===========    ===========

        We are currently constructing homes in the Pointe West traditional neighborhood community, located in Vero Beach, Florida. We have completed construction of homes in Amelia Plantation, also located in Vero Beach, Florida. We continue to promote our Custom Home Division, in which we seek to act as the contract builder for individual landowners. We delivered one custom home in 2006, and in November 2007 contracted to build a custom home to be delivered in the third quarter of 2008. We have not incurred any construction expenses on this home as of November 30, 2007.

         In December 2005, we acquired an undeveloped 10-acre parcel in Vero Beach, Florida on which we anticipate constructing 21 single family homes. Management continues to assess land acquisition opportunities and negotiate with various landowners, brokers and agents to expand its operations and create a more diversified product offering.

         LIQUIDITY AND CAPITAL RESOURCES

         GENERAL:

         Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the financial statements, we have incurred a loss from continuing operations of $1,043,000 during the fiscal year ended November 30, 2007. Additionally, we have significant completed and work-in-process inventories of approximately $2.5 million and developed lots of approximately $0.8 million which are collateral for our credit facility with a $2.2 million balance at November 30, 2007. Our $6.5 million credit facility expired on May 31, 2007. On July 16, 2007, the bank extended the facility through December 31, 2007, and on December 7, 2007, extended it through June 30, 2008, each time reducing borrowing availability under the facility. The facility was reduced to $4.8 million in July 2007 and further reduced to $2.8 million in December 2007. In connection with the extensions, the terms of the facility were revised to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are reduced as each of these homes is sold. These conditions raise doubt as to our ability to continue our normal business operations as a going concern. As of November 30, 2007, we had $1,805,000 in working capital. However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover our operating costs and our debt-service obligations.

         Management's plan to sustain our operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, curtailing expenses to the extent appropriate, seeking further extensions of the term of the credit facility, and raising additional debt or equity capital from external sources. No assurance can be given that we will be successful in achieving these plans.

         CASH FLOWS FROM OPERATING ACTIVITIES:

         We generated $1,948,000 from operating activities during the year ended November 30, 2007, and used $5,548,000 during the year ended November 30, 2006. The increase in cash flows from operating activities in 2007 is due primarily to decreasing inventory through sales, combined with reductions in homebuilding activities and curtailing expenses whenever possible. The primary uses of cash in the year ended November 30, 2006 were the increase in homebuilding inventory levels, decrease in accounts payable and the net loss incurred for the year.

         CASH FLOWS FROM INVESTING ACTIVITIES:

         We used $5,000 in cash for investing activities during the year ended November 30, 2007 primarily for the purchase of software. We generated $189,000 in cash flows from our investing activities during the year ended November 30, 2006, primarily from the sale of the assets of eCalton.

         CASH FLOWS FROM FINANCING ACTIVITIES:

         We used $2,134,000 in cash for financing activities for the year ended November 30, 2007, primarily for repayment of notes payable which was required as we liquidated inventory that collateralized these notes payable. We generated $3,391,000 in cash from our financing activities for the year ended November 30, 2006. This amount represented borrowings on our construction line of credit and mortgage note primarily due to increased inventory levels.

         As a result of the above cash flow activities, cash decreased from $769,000 at November 30, 2006 to $578,000 as of November 30, 2007.
         Total working capital decreased from $2,843,000 at November 30, 2006 to $1,805,000 at November 30, 2007.

         COMMITMENTS, GUARANTEES AND CONTINGENCIES

         PROFIT SHARING ARRANGEMENT:

         We have entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of our agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There were no revenues derived from PrivilegeONE in fiscal years 2007 and 2006.

         LOAN AGREEMENT:

         We maintain a construction line of credit with National City Bank (formerly Harbor Federal Savings Bank). Interest on advances, which are secured by a mortgage on our homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum (8.5% on November 30, 2007). On July 16, 2007, the bank reduced borrowing available under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are reduced as each of these homes is sold. On December 7, 2007, the bank reduced available borrowings to $2.8 million and extended the credit facility through June 30, 2008. As of November 30, 2007, $2.2 million of advances under the line of credit was outstanding.

         In December 2005, we financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from Harbor Federal Savings Bank and working capital. Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum. As of November 30, 2007, $1 million was outstanding under the note.

         OPERATING LEASE COMMITMENTS:

         We and our consolidated subsidiaries lease facilities with various expiration dates through 2009. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                         2008          $          110,000
                         2009                      46,000
                                       ------------------
                         Total         $          156,000
                                       ==================

         SUMMARIZATION OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

         Our obligations as of November 30, 2007 are as follows:

                                               2008         2009        Total
                                            ----------   ----------   ----------

         Short-term debt                    $3,359,000   $       --   $3,359,000
         Leases                                110,000       46,000      156,000
                                            ----------   ----------   ----------
         Total contractual cash obligations $3,469,000   $   46,000   $3,515,000
                                            ==========   ==========   ==========

         GUARANTEES AND OFF-BALANCE SHEET ARRANGEMENTS:

         We have no guarantees outside of the consolidated organization and no off-balance sheet arrangements of any nature.

         PARTICULARLY SENSITIVE ACCOUNTING ESTIMATES

         RESERVE FOR WARRANTY:

         We provide a basic limited warranty on workmanship and materials for all homes for a period of one year. We estimate the costs that may be incurred under our basic limited warranty and record a liability in the amount of such costs at the time the product revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims and average cost per claim. Estimated future warranty costs are charged to cost of sales in the period when the revenues from home closings are recognized. Such estimated costs are 0.5% of the total sales price of the home. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amount as necessary. Our warranty liability is included in accrued expenses on the balance sheet.

         ESTIMATED CONSTRUCTION COSTS:

         We recognize revenue from fixed price and modified fixed price construction contracts for homebuilding on customer-owned lots based on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, contract penalty provisions, claims, change orders, and settlements are accounted for as changes in estimates in the current period. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. As of November 30, 2007, we have one contract for a home to be built on a customer-owned lot. We have not incurred any construction expenses on this home as of November 30, 2007 and, as such, have not recognized any revenue on this contract as of that date.

         IMPAIRMENT EVALUATION:

         Management's estimate of impairment of its inventory is based on the appraisal values of its land, selling prices of homes closed by all homebuilders in the geographical area and the community, current selling prices of our homes, and the overall homebuilding market in Vero Beach. We concluded that no impairment adjustment was required at November 30, 2007. However, negative market conditions in the homebuilding industry, possible fluctuations in interest rates, and our plans to offer sales incentives in order to liquidate inventory could result in impairment charges during the year ending November 30, 2008, and/or thereafter.

         RECENT ACCOUNTING PRINCIPLES

         FASB STATEMENT NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

         In February 2007, the FASB issued statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items as fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of FAS 159 to have a material effect on our financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements are set forth herein commencing on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's

         Chairman and Chief Executive Officer, along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company's internal controls during the year ended November 30, 2007 that have materially affected, or are reasonably likely to have materially affected, the Company's internal controls subsequent to the date the Company carried out its evaluation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         EXECUTIVE OFFICERS
         The executive officers of the Company, as of February 28, 2008, are listed below and brief summaries of their business experience and certain other information with respect to them are set forth in the following table and in the information which follows the table:

         Name                    Age    Position

         Anthony J. Caldarone    70     Chairman, President and Chief Executive
                                        Officer
                                        Chairman and Chief Executive Officer -
                                        Homes by Calton, LLC

         Maria F. Caldarone      44     Executive Vice President of Corporate
                                        Development and Asst. Secretary
                                        President - Homes by Calton, LLC
                                        Executive Vice President of Operations -
                                        PrivilegeONE

         Vicky F. Savage         60     Vice President, Acting Chief Financial
                                        Officer and Treasurer
                                        Vice President and Treasurer - Homes by
                                        Calton, LLC
                                        Vice President and Treasurer -
                                        PrivilegeONE

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

         Vicky F. Savage was elected by the Board of Directors to serve as Vice President, Acting Chief Financial Officer and Treasurer for the Company, effective March 1, 2007. She served as Accounting Manager for the Company from December 2001 through February of 2007. From June 2000 until November 2001, she held the positions of Accountant, Controller and Finance Manager of the Company's subsidiary, eCalton.com, Inc., which sold its business in July 2006. Prior to June 2000, Ms. Savage was Accounting Supervisor at Central Rural Electric Cooperative in Stillwater, Oklahoma.

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

                                         CALTON, INC.
                                         ---------------------------------------
                                         (Registrant)

Dated:  February 28, 2008            By: /s/ Vicky F. Savage
                                         ---------------------------------------
                                         Vicky F. Savage, Acting Chief Financial
                                         Officer and Treasurer

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

             SIGNATURE                 TITLE                    DATE

/s/ Anthony J. Caldarone     Chairman, President,          February 28, 2008
---------------------------  Chief Executive Officer
Anthony J. Caldarone         & Director (Principal
                             Executive Officer)


/s/ Vicky F. Savage          Acting Chief Financial        February 28, 2008
---------------------------  Officer  & Treasurer
Vicky F. Savage              (Principal Financial &
                             Accounting Officer)


/s/ J. Ernest Brophy         Director                      February 28, 2008
---------------------------
J. Ernest Brophy


/s/ Mark N. Fessel           Director                      February 28, 2008
---------------------------
Mark N. Fessel


/s/ Kenneth D. Hill          Director                      February 28, 2008
---------------------------
Kenneth D. Hill


/s/ Frank Cavell Smith, Jr.  Director                      February 28, 2008
---------------------------
Frank Cavell Smith, Jr.


/s/ John G. Yates            Director                      February 28, 2008
---------------------------
John G. Yates

                          CALTON, INC. AND SUBSIDIARIES
                   INDEX OF CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

  Report of Independent Registered Certified Public Accounting Firm       F-2

  Consolidated Balance Sheet as of November 30, 2007                      F-3

  Consolidated Statements of Operations for the Years Ended
  November 30, 2007 and 2006                                              F-4

  Consolidated Statements of Cash Flows for the Years Ended
  November 30, 2007 and 2006                                              F-5

  Consolidated Statements of Shareholders' Equity for the Years Ended
  November 30, 2007 and 2006                                              F-6

  Notes to Consolidated Financial Statements                              F-7

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------


To the Board of Directors and Shareholders

Calton, Inc. and Subsidiaries

Tampa, Florida

We have audited the accompanying consolidated balance sheet of Calton, Inc. and Subsidiaries as of November 30, 2007 and the consolidated statements of operations, shareholders' equity, and cash flows for the years ended November 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calton, Inc. and Subsidiaries as of November 30, 2007 and the consolidated results of their operations and their cash flows for the years ended November 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses during each of the years ended November 30, 2007 and 2006. Additionally, the Company has minimal pending home sales, and its primary lender has reduced the Company's borrowing availability under its existing credit facility as well as revised the terms under this facility to limit future funding. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 2. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ AIDMAN , PISER  & COMPANY, P.A.


Tampa, Florida

February 28, 2008

CALTON, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
NOVEMBER 30, 2007

                                                                    November 30,
                                                                       2007
                                                                    -----------
ASSETS
 Current Assets
  Cash and cash equivalents                                         $   578,000
  Accounts receivable                                                    20,000
  Inventory                                                           4,861,000
  Prepaid expenses and other current assets                              23,000
  Deferred finance charges                                                5,000
                                                                    -----------
     Total current assets                                             5,487,000
                                                                    -----------

 Property and equipment, net                                            136,000
                                                                    -----------
     Total assets                                                   $ 5,623,000
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities
  Accounts payable                                                  $   157,000
  Accrued expenses                                                      151,000
  Other current liabilities                                             119,000
  Notes payable                                                       3,255,000
                                                                    -----------
     Total current liabilities                                        3,682,000
                                                                    -----------

 Commitments and contingent liabilities (Note 10)                            --

 Shareholders' Equity
  Common stock, $.05 par value, 25,000,000 shares authorized;
    10,697,855 shares issued and 9,898,506 shares outstanding           495,000
  Additional paid-in capital                                          8,407,000
  Accumulated deficit                                                (3,388,000)
  Less cost of shares held in treasury (799,349 shares)              (3,573,000)
                                                                    -----------
     Total shareholders' equity                                       1,941,000
                                                                    -----------
     Total liabilities and shareholders' equity                     $ 5,623,000
                                                                    ===========

                 See notes to consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

                                                       2007          2006
                                                   -----------    -----------
REVENUE
    Homebuilding
      Related party (Note 8)                       $   926,000    $        --
      Other                                          3,940,000      6,631,000
                                                   -----------    -----------
                                                     4,866,000      6,631,000
                                                   -----------    -----------
COSTS AND EXPENSES
    Cost of sales
      Cost of sales
        Related party (Note 8)                         864,000             --
        Other                                        3,483,000      4,967,000
      Inventory impairment                                  --        677,000
                                                   -----------    -----------
    Total cost of sales                              4,347,000      5,644,000
    Selling, general and administrative              1,351,000      2,186,000
                                                   -----------    -----------
                                                     5,698,000      7,830,000
                                                   -----------    -----------
      Loss from operations                            (832,000)    (1,199,000)

OTHER INCOME (EXPENSE)
    Interest income                                      7,000          8,000
    Interest expense                                  (379,000)      (344,000)
    Litigation settlements                                  --        (15,000)
    Investment income                                  154,000             --
    Other expense                                           --         (1,000)
                                                   -----------    -----------
      Loss before discontinued operations           (1,050,000)    (1,551,000)
        and income taxes

INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NOTE 9)
    Gain on sale of certain assets                          --        229,000
    Discontinued operations                                 --        (84,000)
                                                   -----------    -----------
      Loss before income taxes                      (1,050,000)    (1,406,000)

    Income tax benefit (expense)                         7,000             --
                                                   -----------    -----------

NET LOSS                                           $(1,043,000)   $(1,406,000)
                                                   ===========    ===========

BASIC AND DILUTED LOSS PER SHARE:
    Loss from continuing operations                $     (0.11)   $     (0.16)
                                                   ===========    ===========
    Income from discontinued operations            $        --    $      0.01
                                                   ===========    ===========
    Net loss                                       $     (0.11)   $     (0.15)
                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
      Basic and Diluted                              9,667,000      9,528,000
                                                   ===========    ===========


                 See notes to consolidated financial statements.


CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

                                                                           2007          2006
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(1,043,000)   $(1,406,000)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
     Depreciation from continuing operations                                40,000         40,000
     Depreciation from discontinued operations                                  --          9,000
     Amortization of deferred charges                                       34,000         41,000
     Impairment charge to inventory                                             --        677,000
     Gain on sale of assets of discontinued operations                          --       (229,000)
     Stock-based compensation for directors                                 67,000         57,000
     Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                (6,000)       125,000
         Inventory                                                       2,824,000     (3,690,000)
         Deposits on land                                                       --        350,000
         Prepaid expenses and other assets                                  18,000         29,000
         Accounts payable                                                  (31,000)      (859,000)
         Accrued expenses                                                  (55,000)      (391,000)
         Other current liabilities                                          67,000       (400,000)
         Assets of discontinued operations                                  33,000        169,000
         Liabilities of discontinued operations                                 --        (70,000)
                                                                       -----------    -----------
Net cash flows from operating activities                                 1,948,000     (5,548,000)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of certain assets of discontinued operations            --        209,000
     Purchases of property and equipment for continuing operations          (5,000)       (11,000)
     Purchases of property and equipment for discontinued operations            --         (9,000)
                                                                       -----------    -----------
Net cash flows from investing activities                                    (5,000)       189,000
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deferred charges                                          (19,000)       (42,000)
     Proceeds from (payments for) notes payable, net                    (2,115,000)     3,433,000
                                                                       -----------    -----------
Net cash flows from financing activities                                (2,134,000)     3,391,000
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                 (191,000)    (1,968,000)
Cash and cash equivalents at beginning of period                           769,000      2,737,000
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $   578,000    $   769,000
                                                                       ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                                     $   503,000    $   411,000
                                                                       ===========    ===========
     Income taxes paid                                                 $        --    $        --
                                                                       ===========    ===========

                          See notes to consolidated financial statements.



CALTON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS)


                                         Common Stock      Additional                            Accum.      Total
                                      ------------------     Paid In    Accum.      Treasury     Other    Shareholders'
                                       Shares     Amount     Capital    Deficit      Stock     Comp. Inc.    Equity
                                      -------    -------     -------    -------     -------     -------     -------
Balances, December 1, 2005              9,497    $   475     $11,178    $  (938)    $(6,448)    $    55     $ 4,322

     Net Loss                              --         --          --     (1,406)         --          --      (1,406)
     Shares issued for Stock-based
       Compensation                        96          5       (631)         --         683          --          57
     Unrealized Gains on Investments       --         --          --         --          --          61          61
                                      -------    -------     -------    -------     -------     -------     -------
Balances, November 30, 2006             9,593        480      10,547     (2,344)     (5,765)        116       3,034

     Net Loss                              --         --          --     (1,043)         --          --      (1,043)
     Shares issued for Stock-based
       Compensation                       306         15     (2,140)         --       2,192          --          67
     Sale of Investments                   --         --          --         --          --        (116)       (116)
                                      -------    -------     -------    -------     -------     -------     -------
Balances, November 30, 2007             9,899    $   495     $ 8,407    $(3,387)    $(3,573)    $    --     $ 1,942
                                      =======    =======     =======    =======     =======     =======     =======


                                   See notes to consolidated financial statements.

                                                         F-6

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESSES

         Calton, Inc. ("Calton" or the "Company") was incorporated in the State of New Jersey in 1981. The Company is engaged in constructing single family homes through Homes by Calton, LLC ("Homes by Calton") and the continued development of a loyalty and co-branded credit card program through PrivilegeONE Networks, LLC ("PrivilegeONE"). However, there are currently no revenues or expenses being accrued with respect to PrivilegeONE and, as such, the Company currently operates in just one business segment.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         In accordance with SFAS No. 13, Accounting for Leases, the Company defers a portion of its gross profit on the sale-leasebacks of its model homes. The Company will recognize the deferred revenue (the net present value of the lease payments) and deferred cost in equal increments over the term of the lease (deferred gross profit is $58,000 at November 30, 2007 and is included in other current liabilities in the 2007 balance sheet).

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of demand deposits and highly liquid money market funds. The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limits. The Company has not experienced any loss to date on these investments.

         INVESTMENTS

         The Company held certain equity securities which were classified as available-for-sale as defined in SFAS No. 115, and were valued at fair market value. The corresponding unrealized gain on securities held as available-for-sale was recorded as a component of other comprehensive income. During fiscal 2007 all the securities were sold.

         INVENTORY

         Homebuilding work in process, speculative and model homes and developed land are stated at the lower of cost (including direct construction costs, capitalized interest and real estate taxes) or net realizable value. The capitalized costs are included in cost of homebuilding revenues as homes are sold and customers take title to the home and real estate.

         In accordance with SFAS 34, CAPITALIZATION OF INTEREST COSTS, the Company capitalizes interest incurred on lots under development and homes under construction. During the year ended November 30, 2007, approximately $124,000 of interest was capitalized. Capitalization begins when the construction of a home commences, whether it is under contract or being built on a speculative basis. Capitalized interest costs are charged to cost of sales in the period when the revenues from home closings are recognized. Interest costs are expensed on developed, vacant lots and when construction ceases or is completed on speculative homes.

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Computer equipment is being depreciated using the straight-line method over a useful life of three years, office furniture is being depreciated using the straight-line method over five years, and leasehold improvements are being depreciated using the straight-line method over the lesser of the asset useful life or the terms of the respective leases, which range from one to five years. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

         IMPAIRMENTS OF LONG-LIVED ASSETS

         The Company performs an assessment of the carrying values of property and equipment when indications that the carrying values of such assets may not be recoverable are present. This review consists of a comparison of the carrying value of the assets with expected undiscounted cash flows. If the respective carrying values exceed expected undiscounted cash flows, the impairment is measured using fair value measures to the extent available or discounted cash flows.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         DEFERRED FINANCE CHARGES

         Deferred finance charges are associated with the Company's current revolving credit agreement (Note 5). Deferred finance charges are amortized over the term of the line of credit. Amortization is reflected as a component of interest expense.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities and notes payable. At November 30, 2007, the fair value of these instruments approximated their carrying value.

         ADVERTISING EXPENSE

         The costs of advertising are expensed as incurred. Included in selling, general and administrative expenses are advertising costs of approximately $306,000 and $430,000 for the years ended November 30, 2007 and 2006, respectively.

         PER SHARE COMPUTATIONS

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding, increased by the assumed conversion of other potentially dilutive securities during the period.

                                                       2007           2006
                                                   -----------    -----------

         Net loss - [numerator]                    $(1,043,000)   $(1,406,000)
                                                   ===========    ===========

         Basic and diluted:
           Weighted average shares outstanding
            [denominator]                            9,667,000      9,528,000
                                                   ===========    ===========

         Net loss per common share                 $     (0.11)   $     (0.15)
                                                   ==========================


         The effects of 827,000 and 717,000 stock options outstanding at November 30, 2007 and 2006, respectively, were not included in the calculation of diluted loss per share for each of those years, as they were anti-dilutive pursuant to the treasury stock method.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         STOCK-BASED COMPENSATION

         In December 2005, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123R - Share-based Payments (FAS 123R) which required the use of the fair-value based method to determine compensation for all arrangements under which employees and others received shares of stock or equity instruments (warrants and options). The adoption of this standard had a minimal impact on the Company's results of operations for the fiscal year ended November 30, 2007.

         The Company uses the Black-Scholes option-pricing model to determine the fair value of each option grant as of the date of grant for expense incurred. In applying the Black-Scholes option-pricing model during fiscal 2007, the following assumptions were made: dividend yield - none, volatility ranging from 114% to 183%, risk-free interest rate ranging from 4.60% to 4.64%, share prices of $0.21, option exercise prices of $0.21 and $0.23, and an expected life ranging from 3.0 to 6.5 years (based upon the simplified method).

         The Company recorded stock-based compensation expense of $17,000 in the year ended November 30, 2007, related to employee and director stock options. The Company recorded stock-based compensation expense of $7,000 in the year ended November 30, 2006, related to director stock options.

         RECENT ACCOUNTING PRONOUNCEMENTS

         FASB STATEMENT NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

         In February 2007, the FASB issued statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items as fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of FAS 159 to have a material effect on the Company's financial position or results of operations.


2.       LIQUIDITY AND MANAGEMENT'S PLANS

         The Company's consolidated financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the financial statements, the Company has incurred net losses in each of the last two years. Additionally, the Company has significant completed and work-in-process inventories of approximately $2.5 million and developed lots of approximately $0.8 million which are collateral for the credit facility with a $2.2 million balance at November 30, 2007. The Company's $6.5 million credit facility expired on May 31, 2007. On July 16, 2007, the bank extended the facility through December 31, 2007, and on December 7, 2007, extended it through June 30, 2008, each time reducing borrowing availability under the facility. The facility was reduced to $4.8 million in July and further reduced to $2.8 million in December, 2007. In connection with the extensions, the terms of the facility were revised to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. Maximum available borrowings are reduced as each of these homes is sold. Amounts outstanding under the credit facility in June 2008 will be due on that date. These conditions raise doubt as to the ability of the Company to continue its normal business operations as a going concern.

         Management's plan to sustain the Company's operations includes targeted marketing for new home sales, incentive pricing for current inventory homes, renegotiating pricing with subcontractors, curtailing expenses to the extent

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         appropriate, seeking further extensions of the terms of the credit facility, and raising additional debt or equity capital from external sources. There can be no assurance that the Company will be successful in achieving these plans.

3.       INVENTORY

         Inventory consists of the following as of November 30, 2007:

                    Land                          $2,404,000
                    Homes under construction       1,586,000
                    Speculative and model homes      871,000
                                                  ----------
                                                  $4,861,000
                                                  ==========

         During the year ended November 30, 2006, the company recorded a $677,000 inventory impairment charge. No impairment charges have been recognized during the year ended November 30, 2007. However, negative market conditions in the homebuilding industry, possible fluctuations in interest rates, and the Company's plans to offer sales incentives in order to liquidate inventory could result in further impairment charges during the year ending November 30, 2008, and/or thereafter.

         The Company capitalizes interest on loans directly associated with the real estate development projects. During the years ended November 30, 2007 and 2006, the Company capitalized $124,000 and $108,000, respectively.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of November 30, 2007:

               Computer equipment and furniture        $ 208,000
               Leasehold improvements                      5,000
               Other                                      75,000
                                                       ---------
                                                         288,000
                      Less: Accumulated Depreciation    (152,000)
                                                       ---------
                                                       $ 136,000
                                                       =========

5.       NOTES PAYABLE

         As of November 30, 2007, notes payable includes borrowings under a demand line of credit with National City Bank (formerly Harbor Federal Savings Bank) with future funding limited to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed. On December 7, 2007, the bank reduced available borrowings to $2.8 million and extended the credit facility with the same terms through June 30, 2008. As of November 30, 2007, $2.2 million of advances under the line of credit was outstanding. The credit facility is secured by inventories and related homebuilding assets. Notes payable also includes a $1 million mortgage note due September 1, 2008, that is payable to National City Bank. The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision. The annual interest rate on both the revolving credit line and mortgage note is the bank's prime rate plus 1% (8.5% at November 30, 2007).

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

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

         STOCK COMPENSATION PROGRAMS AND TRANSACTIONS

         Stock option activity is summarized as follows:

                                        2007                  2006
                                --------------------   --------------------
                                          Weighted               Weighted
                                           Average                Average
                                          Exercise               Exercise
                                 Options    Price       Options    Price
                                --------------------   --------------------

Outstanding
      Beginning of year          717,000    $   0.45    758,200    $   0.70
      Granted at market price    305,000        0.22     50,000        0.45
      Expired or cancelled      (195,000)       0.53    (91,200)       2.51
                                --------------------   --------------------
Outstanding end of year          827,000    $   0.35    717,000    $   0.45
                                ====================   ====================

                                --------------------   --------------------
Exercisable as of November 30    522,000    $   0.43    667,000    $   0.45
                                ====================   ====================

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

         The weighted average grant date fair value of the options granted during the year ended November 30, 2007 was $0.18. The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:


                          Options Outstanding                                         Exercisable
------------------------------------------------------------------  ----------------------------------------------------
                            Weighted       Weighted      Aggregate               Weighted       Weighted      Aggregate
   Range of                 Average         Average      Intrinsic               Average         Average      Intrinsic
    Prices       Number  Remaining Life  Exercise Price    Value     Number   Remaining Life  Exercise Price    Value
-------------  --------  --------------  --------------   --------  -------   --------------  --------------   ---------
$ 0.16 - 0.83   827,000      4.62 yrs.       $ 0.35         $ -     522,000       3.28 yrs.       $ 0.43          $ -


CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006


         A summary of the status of the Company's non-vested stock options as of November 30, 2007, and changes during the year then ended, is presented below:

                                                          Weighted Average
                                                             Grant Date
             Nonvested Stock Options             Shares      Fair Value
             -----------------------           ----------    ----------

              Nonvested at November 30, 2006       50,000    $     0.29
              Granted                             305,000          0.22
              Vested                              (50,000)        (0.29)
              Forfeited                                --            --
                                               ----------    ----------
              Nonvested at November 30, 2007      305,000    $     0.22
                                               ==========    ==========

         As of November 30, 2007 there was approximately $46,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 45 months.

         As of November 30, 2007, there were 646,520 shares of Common Stock reserved for possible future issuances under the Company's stock option plans.

         During 2007 and 2006, 306,000 and 96,000 shares, respectively, of treasury stock were issued to directors of the Company in lieu of receiving cash fees. The Company records stock-based compensation associated with the issuance of common stock to directors based upon the fair market value of the shares on the date issued. Compensation expense amounted to $50,000 for each of the years ended November 30, 2007 and 2006, under this method. Treasury stock was relieved using the first-in first-out method of accounting with the difference being recorded as a reduction of paid-in capital. Treasury stock is carried at cost at acquisition date, and at November 30, 2007, there were approximately 800,000 shares of treasury stock with an average cost of $4.47 per share remaining.

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

         The Rights will not become exercisable unless and until, among other things, a person or group acquires or commences a tender offer for 15% or more of the Company's outstanding Common Stock. In the event that a person or group, without Board approval, acquires 15% or more of the outstanding Common Stock, each Right would entitle its holder (other than the person or group) to purchase shares of Preferred Stock having a value equal to twice the exercise price. Also, if the Company is involved in a merger or sells more than 50% of its assets or earning power, each Right will entitle its holder (other than the acquiring person or group) to purchase shares of common stock of the acquiring company having a market value equal to twice the exercise price. If any person or group acquires at least 15%, but less than 50%, of the Company's Common Stock, the Board may, at its option, exchange one share of Common Stock for each Right (other than Rights held by such person or group). The Rights Plan may cause substantial dilution to a person or group that, without prior Board approval, acquires 15% or more of the Company's Common Stock unless the Rights are first redeemed by the Board. The Rights expire on February 1, 2009 and may be

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         redeemed by the Company at a price of $0.01 per Right. The Company had 9,497,491 preferred stock rights outstanding as of November 30, 2007.

         OTHER COMPREHENSIVE INCOME:

         Under Statements of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its full set of financial statements. Comprehensive income comprises net income and other comprehensive income items. Other comprehensive income during the years ended November 30, 2007 and 2006 represents the changes in unrealized gains (losses) on available-for-sale equity securities. These securities were all sold in fiscal 2007. The following table reflects comprehensive income for the years ended November 30, 2007 and 2006:

                                                     2007           2006
                                                  -----------    -----------

           Net loss                               $(1,043,000)   $(1,406,000)
           Unrealized gain on investments              38,000         61,000
           Realized gain on sale of investments      (154,000)            --
                                                  -----------    -----------
           Comprehensive loss                     $(1,159,000)   $(1,345,000)
                                                  ===========    ===========

7.       INCOME TAXES

         The federal net operating loss carryforward for tax purposes is approximately $34,808,000 and $33,411,000 at November 30, 2007 and 2006, respectively. The Company's ability to utilize its deferred tax assets, including the federal net operating loss carryforwards created prior to November 21, 1995 to offset future income, is limited to approximately $1,000,000 per year under Section 382 of the Internal Revenue Code as a result of the change in control of the Company in November 1995. These federal carryforwards will expire between 2007 and 2027.

         The following schedule reconciles the income tax benefit at the federal statutory rate (35%) to the effective rate:

                                                       2007           2006
                                                    -------------------------

               Tax benefit using statutory rate     $ (368,000)    $ (489,000)
               Change in valuation allowance           368,000        489,000
                                                    -------------------------
                                                    $       --     $       --
                                                    =========================

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         Temporary differences and carryforwards that give rise to deferred tax assets as of November 30, 2007, are as follows:

               Net operating losses                $        13,626,000
               Asset impairment charges                        177,000
               Capital loss carryforwards                           --
               Investment impairment charges                   263,000
               Unamortized start up costs                           --
               Bad debt and other allowances                     7,000
               Other                                            54,000
                                                   -------------------
                   Deferred tax assets                      14,127,000
               Less: Valuation allowances                  (14,127,000)
                                                   -------------------
               Net deferred taxes                  $                --
                                                   ===================

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, ACCOUNTING FOR INCOME TAXES. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was required to be adopted by the Company on December 1, 2007. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

8.       RELATED PARTY TRANSACTIONS

         In November 2007, Homes by Calton entered into a contract and completed the sale of two homes in its Pointe West development to AFP Enterprises, Inc. ("AFP"), a company owned by the Caldarone family, including two corporate officers of the Company, Anthony J. Caldarone and Maria F. Caldarone. The contract prices for the homes were $617,000 and $629,000, respectively. Costs for the homes totaled $562,000 and $584,000, respectively. All funds have been paid to the Company in full as of November 30, 2007. Homes by Calton has also entered into a sale-leaseback agreement with AFP for one of these homes to be used as a sales model on a month-to-month basis, at a cost of $2,000 per month. The transactions between Homes by Calton and AFP were reviewed and approved by the Company's Board of Directors and the Audit Committee of the Board of Directors.

9.       DISCONTINUED OPERATIONS

         On July 31, 2006, the Company completed the sale of substantially all of the assets of eCalton.com, Inc. to Bray Web Development, Inc. for $250,000 less purchase price adjustments of approximately $41,000.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006


         The consolidated financial statements and related footnotes for all periods presented have been reclassified to reflect the discontinued operations. The operating results of the discontinued operations for the year ended November 30, 2006 is summarized below. There was no related activity for 2007.

                 Net revenues                             $    509,000
                 Cost of goods sold                            277,000
                                                          ------------
                      Gross profit                             232,000

                 Operating expense                            (307,000)
                 Non-operating expense, net                     (9,000)
                                                          ------------
                 Loss from discontinued operations             (84,000)
                 Gain on sale of assets                        229,000
                                                          ------------
                 Income from discontinued operations      $    145,000
                                                          ============

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

         Following is the Company's warranty reserve activity for the years ended November 30, 2007 and 2006:

                                                2007        2006
                                              --------    --------
             Balance at beginning of period   $ 33,000    $ 59,000
             Reserves                           26,000      39,000
             Payments and other adjustments    (37,000)    (65,000)
                                              --------    --------
             Balance at end of period         $ 22,000    $ 33,000
                                              ========    ========

         Warranty reserves are included in accrued expenses in the accompanying consolidated balance sheet.

         OPERATING LEASE COMMITMENTS

         The Company and its consolidated subsidiaries lease their facilities under operating lease agreements with various expiration dates through 2009. Future non-cancelable minimum lease payments for each of the following years ending November 30 are as follows:

                         2008               $     110,000
                         2009                      46,000
                                            -------------
                         Total              $     156,000
                                           ==============

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2007 AND 2006

         Rent expense for continuing operations for the years ended November 30, 2007 and 2006 amounted to $100,000 and $70,000, respectively.

         PROFIT SHARING ARRANGEMENT

         The Company has entered into an arrangement with John G. Yates and Thomas C. Corley, who are the President and Chief Financial Officer of PrivilegeONE, respectively, pursuant to which Mr. Yates and Mr. Corley have agreed to serve as unpaid officers of PrivilegeONE and pursue business opportunities on behalf of PrivilegeONE in consideration of the Company's agreement to pay them 25% of the net profit attributable to business arrangements with parties introduced by either of them to PrivilegeONE. There were no revenues derived from PrivilegeONE in fiscal years 2007 and 2006.

         LITIGATION

         The Company is involved from time to time in litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

         There were no litigation settlements recorded for the year ended November 30, 2007. The Company paid $15,000 in litigation settlements as a result of the resolution of certain matters in the year ended November 30, 2006.

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

10.3 Registrant's Amended and Restated 1993 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10.3 to Form 10-K of the Registrant for the fiscal year ended November 30, 1995. (*)

10.4     Incentive Compensation Plan of Registrant incorporated by reference to
         Exhibit 10.4 to Form 10-K of the Registrant for the fiscal year ended November 30, 2007. (*)

10.7 Executive Employment Agreement dated as of January 1, 2006 between Registrant and Anthony J. Caldarone, incorporated by reference to
         Exhibit 10.7 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2006. (**)

10.8 First Amendment to Executive Employment Agreement between Registrant and Anthony J. Caldarone, incorporated by reference to Exhibit 10.8 to Form 10-K of the Registrant for the fiscal year ended November 30, 2007. (**)

10.9 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2006. (*)

10.10 Option Agreement dated July 19, 1999 between the Company and Kenneth D. Hill, incorporated by reference to Exhibit 10.11 to Form 10-K of Registrant for the fiscal year ended November 30, 1999.

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

10.30 Commitment Letter dated as of August 13, 2003 and Promissory Notes dated as of August 27, 2003, between Harbor Federal Savings Bank (currently National City Bank) and Homes by Calton, LLC, incorporated by reference to Exhibit 10.30 to Form 10-KSB for fiscal year ended November 30, 2003.

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

10.44 Commitment Letter dated as of December 15, 2005 between Harbor Federal Savings Bank (currently National City Bank) and Homes by Calton, LLC, incorporated by reference to Exhibit 10.44 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2005.

10.45 First Mortgage Loan dated December 28, 2005 between Harbor Federal Savings Bank (currently National City Bank) and Homes by Calton, LLC, incorporated by reference to Exhibit 10.45 to Form 10-KSB of Registrant for the fiscal year ended November 30, 2005.

10.46 2006 Equity Incentive Plan, incorporated by reference to Exhibit 10.45 to Form 10-QSB of Registrant for the fiscal quarter ended May 31, 2006 (*).

10.47 Asset Purchase Agreement, dated July 24, 2006 between Bray Web Development, Inc. and eCalton.com, Inc., incorporated by reference to
         Exhibit 10.47 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2006.

10.48 Builder Line of Credit Revised Commitment dated July 16, 2007 between National City Bank and Homes by Calton, LLC, incorporated by reference to Exhibit 10.48 to Form 10-QSB of Registrant for the fiscal quarter ended August 31, 2007.

10.49 Second Amendment to Executive Employment Agreement between Registrant and Anthony J. Caldarone, dated December 20, 2007, incorporated by reference to Exhibit 10.49 to Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 20, 2007. (**)

10.50 Builder Line of Credit Revised Commitment dated December 7, 2007 between National City Bank and Homes by Calton, LLC.

10.51 Promissory Note Modification Agreement dated December 7, 2007 between National City Bank and Homes by Calton, LLC.

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