Form 10QSB
period 2008-02-29
CALTON INC
filed 2008-04-14
CIK 717216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 29, 2008

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

Registrant's telephone number,
including area code: (772) 794-1414

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes   ☒ No

As of April 11, 2008, there were 10,002,671 shares of Common Stock outstanding.
Transitional Small Business Disclosure Format (check one):  ☐ Yes   ☒ No

CALTON, INC. AND SUBSIDIARIES

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company’s ability to raise capital, national and local economic conditions, conditions and trends in the homebuilding industry in general, changes in interest rates, commercial acceptance of the Company’s co-branded customer loyalty credit card program, the competitive environment in which the Company operates, the Company’s ability to acquire property for development, the impact of severe weather on the Company’s homebuilding operations, the effect of governmental regulation on the Company, and other factors described from time to time in our filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	November 30,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$148,000	$578,000
Accounts receivable	39,000	20,000
Inventory	4,442,000	4,861,000
Prepaid expenses and other current assets	18,000	23,000
Deferred finance charges	11,000	5,000
Total current assets	4,658,000	5,487,000

Property and equipment, net	127,000	136,000
Total assets	$4,785,000	$5,623,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$40,000	$157,000
Accrued expenses	175,000	151,000
Customer deposits	-	60,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	72,000	-
Other current liabilities	42,000	59,000
Notes payable	2,863,000	3,255,000
Total current liabilities	3,192,000	3,682,000

Commitments and contingencies	-	-

Shareholders' Equity
Common stock, $.05 par value, 25,000,000 shares authorized;
10,697,855 shares issued at February 29, 2008 and
November 30, 2007; 10,002,671 and 9,898,506 shares outstanding
at February 29, 2008 and November 30, 2007, respectively	500,000	495,000
Additional paid-in capital	7,672,000	8,407,000
Accumulated deficit	(3,753,000)	(3,388,000)
Less cost of shares held in treasury, 695,184 and 799,349 shares
as of February 29, 2008 and November 30, 2007, respectively	(2,826,000)	(3,573,000)
Total shareholders' equity	1,593,000	1,941,000
Total liabilities and shareholders' equity	$4,785,000	$5,623,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	Three Months Ended February 29,
	2008	2007
Revenue
Homebuilding	$785,000	$702,000

Costs and expenses
Cost of sales, homebuilding	731,000	598,000
Selling, general and administrative	351,000	320,000
	1,082,000	918,000
Loss from operations	(297,000)	(216,000)

Other income (expense)
Interest income	-	2,000
Interest expense	(66,000)	(113,000)
Other expense	(1,000)	(2,000)
Loss before income taxes	(364,000)	(329,000)

Income tax expense	(1,000)	-

Net loss	$(365,000)	$(329,000)

Loss per share
Basic and Diluted:	$(0.04)	$(0.03)

Weighted average number of shares outstanding:
Basic and Diluted	9,899,651	9,593,000

See notes to condensed consolidated financial statements.

 CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended February 29, 2008 and February 28, 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(365,000)	$(329,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	9,000	10,000
Amortization of deferred charges	8,000	9,000
Increase in deferred charges	(14,000)	(5,000)
Stock based compensation	17,000	13,000
Changes in operating assets and liabilities:
Accounts receivable	(19,000)	(49,000)
Inventory	419,000	247,000
Prepaid expenses and other assets	5,000	(7,000)
Accounts payable, accrued expenses and other liabilities	(170,000)	(49,000)
Billings in excess of costs and estimated earnings	72,000	-
Changes in assets of discontinued operations	-	33,000
Net cash flows from operating activities	(38,000)	(127,000)

Cash flows from financing activities
Proceeds from (repayment of) notes payable, net	(392,000)	146,000
Net cash flows from financing activities	(392,000)	146,000

Net decrease in cash and cash equivalents	(430,000)	19,000
Cash and cash equivalents at beginning of period	578,000	769,000
Cash and cash equivalents at end of period	$148,000	$788,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$60,000	$125,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of February 29, 2008, the results of operations for the three months ended February 29, 2008 and February 28, 2007 and the cash flows for the three months ended February 29, 2008 and February 28, 2007 have been included.  These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2008.  Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

2.	Significant Accounting Policies

Impairment Evaluation

The Company records valuation adjustments on land inventory, homes under construction and speculative and model homes when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, increased interest rates, the potential need to offer increasing sales incentives, significant delays or changes in the planned development of a residential project being undertaken by the Company, and other known qualitative factors.  The Company also considers potential changes to the product offerings in its residential projects and any alternative strategies, such as the sale of the land either in whole or in parcels.

Should the Company’s land, homes under construction or speculative and model homes demonstrate potential impairment indicators they are accordingly tested for impairment by comparing the expected cash flows for these assets to their carrying values.  For those assets having carrying values that exceed the expected cash flows, the Company calculates the net realizable value of the asset.  Impairment charges are then recorded if the net realizable value of the asset is less than its carrying amount.

The Company determines the net realizable value of its land, homes under construction and speculative and model homes by estimating the current market prices for which the land and the homes could be sold, reduced by selling costs.  Significant estimates include expected average selling prices; sales incentives; and anticipated land development, construction and overhead costs.  For current market values, recent sales data from the county appraiser’s and real estate association’s Web sites is obtained and factors of location, size and amenities are compared to the Company’s properties.  The Company also monitors the sales prices of other homes in each respective community and attempts to identify any pertinent sales trends in its local market.  The Company’s estimated selling costs include the standard closing costs, sales commissions, and home warranties.

Cost of Sales

Cost of sales includes land, direct costs, and indirect costs associated with homes sold.  Direct costs consist of preconstruction costs, such as permitting, surveys, and site preparation and amounts paid to subcontractors for construction materials and labor.  Indirect costs consist of overhead, indirect labor, real estate taxes, capitalized interest, closing costs, incentives given, and estimated future costs for home warranties.

Selling, General and Administrative

Selling, general and administrative expenses represent the operations at the Company’s business offices located in the sales model in the Pointe West development in Vero Beach, Florida, and its two corporate offices in Vero Beach, Florida and Red Bank, New Jersey.  These expenses include rents and maintenance of our models and offices; personnel and costs related to marketing, advertising, human resources, corporate accounting, public reporting, and training; and professional fees such as audit, legal and consulting.

3.	Liquidity and Management’s Plans

The Company’s consolidated financial statements are prepared on a going concern basis, which  assumes that it will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the financial statements, the Company has incurred a loss of $365,000 during the quarter ended February 29, 2008.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale; rising foreclosure activity; heightened competition for home sales; turmoil in the mortgage finance and credit markets; diminished real estate speculation; and decreased consumer confidence in purchasing homes. The Company’s results for the three months ended February 29, 2008 reflect the impact of these difficult conditions.

Management believes the fundamentals that support homebuyer demand in the Company’s construction area, in the long-term, remain solid and the current market conditions will moderate over time; however, the duration and severity of the current market conditions cannot be predicted.  The Company continues to adjust operations in response to market conditions by reducing unsold inventory and lowering expenses. The Company is also working to reduce the costs of constructing homes, although in many cases, cost savings will not be realized until future periods.

Additionally, the Company has significant completed and work-in-process inventories of approximately $2 million and developed lots of approximately $0.8 million, which are collateral for its credit facility with a $1.9 million balance at November 30, 2007.  The terms of the facility limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed.  Maximum available borrowings are reduced as each of these homes is sold.  The maximum amount available under the current facility, which was renewed in December 2007 and expires in July 2008, is $2.8 million.  Under the terms of the credit facilities in effect since July 2007, the Company has significantly reduced its debt and cut debt-service costs.  However, debt repayment and inability to borrow additional funds have negatively impacted cash flows. Since it is not possible to predict the future terms or even the availability of financing beyond the expiration of the current credit facility, the Company may have difficulty in continuing to obtain the financing required to operate the business. The Company may not generate sufficient cash flow from operations and borrowings may not be in an amount sufficient to sustain operations.  Should this occur, the Company will need to raise additional debt or equity capital from external sources, which it may not be able to do on favorable terms or at all.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These conditions raise doubt as to the Company’s ability to continue its normal business operations as a going concern.  As of February 29, 2008, the Company had $1,466,000 in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations. The Company’s ability to meet its debt service and other obligations will depend upon its future performance.  While no assurance can be given that the Company will be successful, the Company currently has no plan to discontinue operations.

4.	Inventory

Inventory consists of the following as of February 29, 2008 and November 30, 2007:

	February 29,	November 30,
	2008	2007

Land and developed lots	$2,467,000	$2,404,000
Work in process	1,067,000	1,586,000
Speculative and model homes	908,000	871,000
	$4,442,000	$4,861,000

Due to uncertainties in the estimation process used to determine the need for impairment, such as the significant volatility in demand for new housing and the long life cycle of certain residential development projects, actual results could differ from such estimates.  No impairment charges were recorded during the three-month periods ended February 29, 2008 or February 28, 2007; however, if market conditions deteriorate or costs increase, it is possible that the Company’s estimates of the net realizable value of its inventory may decline, resulting in future impairment charges.  For example, a negative 10% change in our assumptions would have resulted in an impairment charge of $241,000 recorded to land during the three months ended February 29, 2008.

The Company capitalizes interest on loans directly associated with real estate development projects while under construction.  During the three months ended February 29, 2008 and February 28, 2007, the Company capitalized $2,000 and $22,000 in interest, respectively.

5.	Notes Payable

Notes payable includes borrowings under a note payable with National City Bank.  The credit facility is secured by inventories and related homebuilding assets.  On July 16, 2007, the bank revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed.  On December 7, 2007, the bank reduced borrowing availability under the facility to $2.8 million and extended the credit facility with the same terms through June 30, 2008.  As each of these homes is sold maximum available borrowings are reduced.  As of February 29, 2008, $1.9 million was outstanding under the facility.  Any amounts outstanding under this credit facility in June 2008 will be due at that time.  Notes payable also includes a $1 million mortgage note from National City

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank due in September 2008.  The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision.  The annual interest rate on both the notes payable is the bank’s prime rate plus 1% (7.0% at February 29, 2008).

6.	Shareholders’ Equity

During the three months ended February 29, 2008 and February 28, 2007, 104,165 and 36,765 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees.  The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued.  Stock-based compensation expense related to director compensation for each of the quarters ended February 29, 2008 and February 28, 2007 amounted to $12,500 under this method.  Treasury stock was relieved using the first-in, first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

Stock Compensation Programs and Transactions

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term and the risk-free interest rate.  Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors estimated over the expected term of the options.  The expected term of options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus contract term.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

No options were granted or expired during the three month periods ended February 29, 2008 or February 28, 2007, respectively.  The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

Options Outstanding					Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Range of		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Prices	Number	Life	Price	Value	Number	Life	Price	Value
$0.16 - 0.83	827,000	4.38 yrs.	$0.35	$-	522,000	3.01 yrs.	$0.43	$-

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Other Comprehensive Loss

Under Statements of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its full set of financial statements.  Comprehensive loss is comprised of net loss and other comprehensive loss items.  Other comprehensive loss during the periods presented represents the changes in unrealized losses on available-for-sale equity securities which are included in prepaid expenses and other current assets.  In 2007, the Company sold the available-for-sale equity securities and recognized a gain of approximately $137,000.  The following table reflects comprehensive loss for the three months ended February 29, 2008 and February 28, 2007:

	Three months ended
	February 29, 2008	February 28, 2007

Net loss	$(365,000)	$(329,000)
Other comprehensive loss	-	(20,000)
Comprehensive loss	$(365,000)	$(349,000)

8.	Loss per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended
	February 29, 2008	February 28, 2007

Net loss - (numerator)	$(365,000)	$(329,000)

Basic and diluted:
Weighted average shares
outstanding - (denominator)	9,899,651	9,593,000

Loss per common share	$(0.04)	$(0.03)

The effects of 827,000 and 562,000 stock options outstanding as of February 29, 2008 and February 28, 2007, respectively, have been excluded from common stock equivalents because their effect on loss per share would be anti-dilutive.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Costs, Estimated Earnings and Billings on Uncompleted Contracts:

Costs, estimated earnings and billings on uncompleted homebuilding contracts on customer-owned lots consist of the following as of February 29, 2008:

Costs incurred on uncompleted projects	$37,000
Gross profit recognized on uncompleted projects	11,000
48,000
Less billings to date	(120,000)
Billings in excess of costs and estimated earnings on uncompleted contracts	$(72,000)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months ended February 29, 2008 and February 28, 2007

Revenues:  Revenues for the three months ended February 29, 2008 were $785,000 compared to $702,000 for the three months ended February 28, 2007.   Revenue for the first quarter of 2008 is comprised of one home delivery and percentage-of-completion revenue recognized on one custom home begun during the quarter.  There was one home delivery in the quarter ended February 28, 2007.  Our profit margins were 7% and 15% in the three months ended February 29, 2008 and February 28, 2007, respectively.  While revenue was higher in the first quarter of 2008, we had to offer greater sales incentives to produce the sale, accounting for the decrease in profit margin.

Cost of Sales:  Cost of sales was $731,000 for the quarter ended February 29, 2008 compared to $598,000 for the quarter ended February 29, 2007.  The increase in cost of goods sold was attributable to greater sales incentives than in the same quarter of the prior year and to the costs recognized on the custom home under construction.

There were no impairment charges on our inventory for the quarters ended February 29, 2008 and February 28, 2007.  However, negative market conditions in the homebuilding industry, interest rate levels, and our plans to offer sales incentives in order to liquidate inventory in fiscal 2008 might result in future impairment charges.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses for the quarter ended February 29, 2008 were $351,000 compared to $320,000 for the quarter ended February 28, 2007.  In February of 2007 we received a premium refund of $36,000 for Homes by Calton’s general liability insurance.  We received no such refund in 2008.

Interest Income:  Interest income is derived principally from interest on depository accounts and money-market type accounts.  Interest income was $0 and $2,000 for the quarters ended February 29, 2008 and February 28, 2007, respectively.  The decrease was a result of withdrawals from investment accounts to fund operating activities.

Interest Expense:  Interest is incurred on real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory.  The remaining interest is expensed as incurred.  Interest expense amounted to $66,000 for the three months ended February 29, 2008, compared to $113,000 for the three months ended February 28, 2007.  The reduction in quarterly interest is due to the reduction of our outstanding debt.  During the three months ended February 29, 2008, we capitalized $2,000 in interest, compared to $22,000 during the three months ended February 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

General

Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  As reflected in the financial statements, we incurred a loss of $365,000 during the quarter ended February 29, 2008.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale; rising foreclosure activity; heightened competition for home sales; turmoil in the mortgage finance and credit markets; diminished real estate speculation; and decreased consumer confidence in purchasing homes. Our results for the three months ended February 29, 2008 reflect the impact of these difficult conditions.

We believe the fundamentals that support homebuyer demand in our local construction area, in the long-term, remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions.  We continue to adjust our operations in response to market conditions by reducing unsold inventory and lowering expenses. We are also working to reduce the costs of constructing homes, although in many cases, cost savings will not be realized until future periods.

Additionally, we have significant completed and work-in-process inventories of approximately $2 million and developed lots of approximately $0.8 million, which are collateral for our credit facility with a $1.9 million balance at November 30, 2007.  The terms of the facility limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed.  Maximum available borrowings are reduced as each of these homes is sold.  The maximum amount available under the current facility, which was renewed in December 2007 and expires in July 2008, is $2.8 million.  Under the terms of the credit facilities in effect since July 2007, we have significantly reduced debt and cut debt-service costs.  However, debt repayment and inability to borrow additional funds have negatively impacted cash flows. Since it is not possible to predict the future terms or even the availability of financing beyond the expiration of the current credit facility, we may have difficulty in continuing to obtain the financing required to operate the business. We may not generate sufficient cash flow from operations and borrowings may not be in an amount sufficient to sustain operations.  Should this occur, we will need to raise additional debt or equity capital from external sources, which we may not be able to do on favorable terms or at all.

These conditions raise significant doubt as to our ability to continue our normal business operations as a going concern.  As of February 29, 2008, we had $1,466,000 in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations. Our ability to meet our debt service and other obligations will depend upon our future performance.  While no assurance can be given that we will be successful, we currently have no plan to discontinue operations.

Cash Flows from Operating Activities

We used $38,000 for operating activities during the three months ended February 29, 2008, and $127,000 during the three months ended February 28, 2007.  The decrease in cash used for operating activities is due primarily to reductions in homebuilding activities and curtailing expenses whenever possible.

Cash Flows from Financing Activities

We have used proceeds from current year sales to pay down $392,000 of the construction line of credit during the three months ended February 29, 2008, compared to a net increase of the construction line of credit of $146,000 during the three months ended February 28, 2007.

As a result of the above cash flow activities, cash decreased from $578,000 at November 30, 2007 to $148,000 at February 29, 2008.  Total working capital decreased from $1,829,000 at November 30, 2007 to $1,444,000 at February 29, 2008.

COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

Loan Agreement

We currently maintain a construction line of credit with National City Bank (formerly Harbor Federal Savings Bank).  Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum.  On July 16, 2007, the bank reduced borrowing availability under the facility to $4.8 million and revised the terms to limit future funding to the completion of existing speculative homes under construction for which a sales contract providing for at least a 10% customer deposit has been signed.  Maximum available borrowings are reduced as each of these homes is sold.  On December 7, 2007, the bank reduced available borrowings to $2.8 million and extended the credit facility through June 30, 2008.   As of February 29, 2008, $1.9 million was outstanding under the facility.

In December 2005, we financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from National City Bank and working capital.  Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.  As of February 29, 2008, $1 million was outstanding under the note.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies.  Actual results could differ from those estimates.  Critical accounting policies relating to certain of these items are described in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007.  As of  February 29, 2008, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Item 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, along with the Company’s Acting Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in the Company’s internal controls during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to have materially affected, the Company’s internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Calton, Inc.
(Registrant)

By:	/s/ Vicky F. Savage
Vicky F. Savage
Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:  April 14, 2008