Form 10QSB
period 2008-05-31
CALTON INC
filed 2008-07-14
CIK 717216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2008

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

As of July 11, 2008, there were 10,106,836 shares of Common Stock outstanding.
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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31,	November 30,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$146,000	$578,000
Accounts receivable	22,000	20,000
Inventory	4,001,000	4,861,000
Prepaid expenses and other current assets	19,000	23,000
Deferred finance charges	3,000	5,000
Total current assets	4,191,000	5,487,000

Property and equipment, net	119,000	136,000
Total assets	$4,310,000	$5,623,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$159,000	$157,000
Accrued expenses	149,000	151,000
Customer deposits	-	60,000
Billings in excess of costs and estimated earnings
on uncompleted contracts	160,000	-
Other current liabilities	23,000	59,000
Notes payable	2,447,000	3,255,000
Total current liabilities	2,938,000	3,682,000

Shareholders' Equity
Common stock, $.05 par value, 25,000,000 shares authorized;
10,697,855 shares issued at May 31, 2008 and
November 30, 2007; 10,106,836 and 9,898,506 shares outstanding
at May 31, 2008 and November 30, 2007, respectively	505,000	495,000
Additional paid-in capital	7,158,000	8,407,000
Accumulated deficit	(3,990,000)	(3,388,000)
Less cost of shares held in treasury, 591,019 and 799,349 shares
as of May 31, 2008 and November 30, 2007, respectively	(2,301,000)	(3,573,000)
Total shareholders' equity	1,372,000	1,941,000
Total liabilities and shareholders' equity	$4,310,000	$5,623,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended May 31, 2008 and 2007
(Unaudited)

	Three Months Ended May 31,
	2008	2007
Revenue
Homebuilding	$982,000	$524,000

Costs and expenses
Cost of sales, homebuilding	859,000	470,000
Selling, general and administrative	317,000	351,000
	1,176,000	821,000
Loss from operations	(194,000)	(297,000)

Other income (expense)
Interest income	4,000	2,000
Interest expense	(49,000)	(117,000)
Gain on sale of marketable securities	-	137,000
Other income (expense)	1,000	(2,000)
Loss before income taxes	(238,000)	(277,000)

Income tax expense	-	-

Net loss	$(238,000)	$(277,000)

Loss per share
Basic and Diluted:	$(0.02)	$(0.03)

Weighted average number of shares outstanding:
Basic and Diluted	10,003,803	9,630,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended May 31, 2008 and 2007
(Unaudited)

	Six Months Ended May 31,
	2008	2007
Revenue
Homebuilding	$1,767,000	$1,226,000

Costs and expenses
Cost of sales, homebuilding	1,590,000	1,068,000
Selling, general and administrative	668,000	671,000
	2,258,000	1,739,000
Loss from operations	(491,000)	(513,000)

Other income (expense)
Interest income	4,000	4,000
Interest expense	(115,000)	(230,000)
Gain on sale of marketable securities	-	137,000
Other expense	-	(4,000)
Loss before income taxes	(602,000)	(606,000)

Income tax expense	(1,000)	-

Net Loss	$(603,000)	$(606,000)

Loss per share
Basic and Diluted	$(0.06)	$(0.06)

Weighted average number of shares outstanding:
Basic and Diluted	9,952,012	9,612,000

See notes to condensed consolidated financial statements.

 CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(603,000)	$(606,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	18,000	20,000
Amortization of deferred charges	16,000	18,000
Increase in deferred charges	(14,000)	(5,000)
Stock based compensation	33,000	33,000
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	(44,000)
Inventory	860,000	185,000
Prepaid expenses and other assets	4,000	(4,000)
Accounts payable, accrued expenses and other liabilities	(96,000)	160,000
Billings in excess of costs and estimated earnings	160,000	-
Changes in assets of discontinued operations	-	33,000
Net cash flows from operating activities	376,000	(210,000)

Cash flows from financing activities
Repayment of notes payable, net	(808,000)	(72,000)
Net cash flows from financing activities	(808,000)	(72,000)

Net decrease in cash and cash equivalents	(432,000)	(282,000)
Cash and cash equivalents at beginning of period	578,000	769,000
Cash and cash equivalents at end of period	$146,000	$487,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$102,000	$266,000

See notes to condensed consolidated financial statements.

 CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of May 31, 2008, the results of operations for the three and six months ended May 31, 2008 and 2007 and the cash flows for the six months ended May 31, 2008 and 2007 have been included.  These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2008.  Operating results for the three and six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

Should the Company’s land, homes under construction or speculative and model homes demonstrate potential impairment indicators, they are accordingly tested for impairment by comparing the expected cash flows for these assets to their carrying values.  For those assets having carrying values that exceed the expected cash flows, the Company calculates the net realizable value of the asset.  Impairment charges are then recorded if the net realizable value of the asset is less than its carrying amount.

The Company determines the net realizable value of its land, homes under construction and speculative and model homes by estimating the current market prices for which the land and the homes could be sold, reduced by selling costs.  Significant estimates include expected average selling prices, sales incentives, and anticipated land development, construction and overhead costs.  For current market values, recent sales data from the county appraiser’s and real estate association’s Web sites is obtained and factors of location, size and amenities are compared to the Company’s properties.  The Company also monitors the sales prices of other homes in each respective community and attempts to identify any pertinent sales trends in its local market.  The Company’s estimated selling costs include the standard closing costs, sales commissions, and home warranties.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Selling, General and Administrative

Selling, general and administrative expenses represent the operations at the Company’s business offices located in the sales model in the Pointe West development in Vero Beach, Florida, and its two corporate offices in Vero Beach, Florida and Red Bank, New Jersey.  These expenses include rents and maintenance of our models and offices, personnel and costs related to marketing, advertising, human resources, corporate accounting, public reporting, and training, as well as professional fees such as audit, legal and consulting.

3.	Liquidity and Management’s Plans

The Company’s consolidated financial statements are prepared on a going concern basis, which assumes that it will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the consolidated financial statements, the Company has incurred losses of $238,000 and $603,000 during the three months and six months ended May 31, 2008, respectively.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale, foreclosure activity, heightened competition for home sales, turmoil in the mortgage finance and credit markets, diminished real estate speculation, and decreased consumer confidence in purchasing homes.  The Company’s results for the six months ended May 31, 2008 reflect the impact of these difficult conditions.

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

Additionally, the Company has completed and work-in-process inventories of approximately $1.6 million and developed lots of approximately $0.8 million, which are collateral for its credit facility with a $1.5 million balance at May 31, 2008.  The facility, which was to expire in July 2008, was renewed on June 26, 2008 and limits future funding to the completion of the Company’s three speculative homes under construction.  Maximum available borrowings are reduced as each speculative home or developed lot is sold.  The maximum amount available under the current facility, which does not expire until July 1, 2009, is $1.9 million.  The Company also has a mortgage note of nearly $1 million from National City Bank, secured by the land purchased in the Magnolia Plantation subdivision, due in September 2008.  Since March 2007, the Company has been making monthly payments of principal and interest and has reduced the mortgage principal by $90,000.  The Company plans to renew the note with the same terms as the current note, if possible.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the credit facilities in effect since July 2007, the Company has significantly reduced its debt and cut debt-service costs.  However, debt repayment and limited ability to borrow additional funds have negatively impacted cash flows. The Company has not generated sufficient cash flow from operations to sustain operations and has, therefore, obtained three loans for a total amount of $250,000 from AFP Enterprises, Inc., a company owned by Anthony J. Caldarone, President and Chief Executive Officer of the Company, Maria F. Caldarone, Executive Vice President of the Company, and other members of the Caldarone family.  These loans are secured by two mortgages of $75,000 each on unencumbered lots in the Pointe West development, and a mortgage of $100,000 subordinate to the mortgage held by National City Bank on a completed spec home at Pointe West.  National City Bank released the subject properties from the bank’s spreader mortgage and the notes were executed on July 8, 2008.  The notes are payable on demand and require monthly payments of interest only.  The interest rate is equal to the Prime Rate, as published in the Money Rates column of the Wall Street Journal, plus 1%.  The initial rate of interest is 6%.

These conditions raise doubt as to the Company’s ability to continue its normal business operations as a going concern.  As of May 31, 2008, the Company had $1.25 million in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations.  The Company’s ability to meet its debt service and other obligations will depend upon its future performance.  While no assurance can be given that the Company will be successful, the Company currently has no plan to discontinue operations.

4.    Inventory

Inventory consists of the following as of May 31, 2008 and November 30, 2007:

	May 31,	November 30,
	2008	2007
	(Unaudited)

Land and developed lots	$2,397,000	$2,404,000
Work in process	1,111,000	1,586,000
Speculative and model homes	493,000	871,000
	$4,001,000	$4,861,000

Due to uncertainties in the estimation process used to determine the need for impairment, such as the significant volatility in demand for new housing and the long life cycle of certain residential development projects, actual results could differ from such estimates.  No impairment charges were recorded during the six month periods ended May 31, 2008 or 2007; however, if market conditions deteriorate or costs increase, it is possible that the Company’s estimates of the net realizable value of its inventory may decline, resulting in future impairment charges.  For example, a negative 10% change in the Company’s assumptions would have resulted in an impairment charge of $62,000 recorded to spec homes and $243,000 recorded to land during the six months ended May 31, 2008.

The Company capitalizes interest on loans directly associated with real estate development projects while under construction.  During the six months ended May 31, 2008 and 2007, the Company capitalized $2,000 and $32,000 in interest, respectively.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.        Notes Payable

As of May 31, 2008, notes payable includes borrowings under a note payable to National City Bank.  The credit facility is secured by inventories and related homebuilding assets.  Effective May 29, 2008, the bank renewed the credit facility and extended the maturity date of the note to July 1, 2009.  The credit facility, as amended, provides funding for construction on the Company’s three unfinished speculative homes.  As each spec home or developed lot is sold, maximum available borrowings are reduced.  As of May 31, 2008, $1.5 million was outstanding under the facility.

Notes payable also includes a $1 million mortgage note from National City Bank due in September 2008.  The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision.  The annual interest rate on both the notes payable is the bank’s prime rate plus 1% (6% at May 31, 2008).

6.        Shareholders’ Equity

During the six months ended May 31, 2008 and 2007, 208,330 and 91,115 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees.  The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued.  Stock-based compensation expense related to director compensation for both of the six-month periods ended May 31, 2008 and 2007, amounted to $25,000 under this method.  Treasury stock was relieved using the first-in, first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

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

During the six month period ended May 31, 2008, there were 50,000 options granted for the directors’ annual formula awards.  The options granted have an exercise price of $0.12 and a grant date fair value of $0.08.  Stock-based compensation expense related to outstanding options was $8,000 for the six months ended May 31, 2008 and $6,000 for the six months ended May 31, 2007.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

Options Outstanding					Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 - 0.83	837,000	4.38 yrs.	$0.34	$-	610,000	3.24 yrs.	$0.40	$-

7.        Other Comprehensive Loss

Under Statements of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its full set of financial statements.  Comprehensive loss is comprised of net loss and other comprehensive loss items.  Other comprehensive loss during the periods presented represents the changes in unrealized losses on available-for-sale equity.  On May 29, 2007, the Company sold the available-for-sale equity securities and recognized a gain of approximately $137,000.  The following table reflects comprehensive loss for the six months ended May 31, 2008 and 2007:

	Six months ended May 31,
	2008	2007

Net loss	$(603,000)	$(606,000)
Other comprehensive loss	-	(116,000)
Comprehensive loss	$(603,000)	$(722,000)

8.        Loss per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended May 31,		Six months ended May 31,
	2008	2007	2008	2007

Net loss - (numerator)	$(238,000)	$(277,000)	$(603,000)	$(606,000)

Basic and diluted:
Weighted average shares
outstanding - (denominator)	10,003,803	9,630,000	9,952,012	9,612,000

Loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.06)

The effects of 837,000 and 827,000 stock options outstanding as of May 31, 2008 and 2007, respectively, have been excluded from the determination of net loss per share because their effect would be anti-dilutive.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.        Costs, Estimated Earnings and Billings on Uncompleted Contracts:

Costs, estimated earnings and billings on uncompleted homebuilding contracts on customer-owned lots consist of the following as of May 31, 2008:

Costs incurred on uncompleted project	$337,000
Gross profit recognized on uncompleted project	109,000
446,000
Less billings to date	(606,000)
Billings in excess of costs and estimated earnings on uncompleted contract	$(160,000)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Six Months ended May 31, 2008 and 2007

Revenues:  Revenues for the three months ended May 31, 2008 were $982,000 compared to $524,000 for the three months ended May 31, 2007.   Revenues for the six months ended May 31, 2007 increased to $1,767,000 from $1,226,000 for the six months ended May 31, 2007.  The increase for both the quarter and six months is attributable to revenue recognized on the percentage-of-completion basis on a custom home begun during the first quarter of fiscal 2008 and amortization of deferred revenue related to sale-leaseback agreements.  There was one home delivery in each quarter ended May 31, 2008 and May 31, 2007, respectively; and two home deliveries in the first six months of fiscal years 2008 and 2007, respectively.  Our profit margins were 13% and 10% in the three months ended May 31, 2008 and 2007, respectively, and 10% and 13% in the six months ended May 31, 2008 and 2007, respectively.

Cost of Sales:  Cost of sales was $859,000 for the quarter ended May 31, 2008 compared to $470,000 for the quarter ended May 31, 2007; and $1,590,000 for the six months ended May 31, 2008 compared to $1,068,000 for the six months ended May 31, 2007.  The increase in cost of goods sold for both the quarter and the six month period was attributable to costs recognized according to the percentage-of-completion method for the custom home under construction and amortization of deferred costs related to sale-leaseback agreements.

There were no impairment charges on our inventory for the three- or six-month periods ended May 31, 2008 and 2007.  However, negative market conditions in the homebuilding industry, interest rate levels, and our plans to offer sales incentives in order to liquidate inventory in fiscal 2008 might result in future impairment charges.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses for the quarter ended May 31, 2008 were $317,000 compared to $351,000 for the quarter ended May 31, 2007.  Selling, general and administrative expenses for the six months ended May 31, 2008 and 2007 were $668,000 and $671,000, respectively.

Interest Income:  Interest income was $4,000 and $2,000 for the quarters ended May 31, 2008 and 2007, respectively.  Interest income in 2007 was derived principally from interest on depository accounts and money-market type accounts.  In 2008 we closed these accounts to fund operating activities, and therefore, received nominal interest income from these accounts.  The interest income realized in the quarter ended May 31, 2008 was interest earned on impact fees prepaid to Indian River County in 2005 and refunded to us in March 2008.

Interest Expense:  Interest is incurred on real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory.  The remaining interest is expensed as incurred.  Interest expense amounted to $49,000 for the three months ended May 31, 2008, compared to $117,000 for the three months ended May 31, 2007.   Interest expense amounted to $115,000 and $230,000 for the six months ended May 31, 2008 and 2007, respectively.  The reduction in quarterly interest is due to the reduction of our outstanding debt.  During the three and six months ended May 31, 2008, we capitalized $0.00 and $2,000 in interest, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  As reflected in the consolidated financial statements, we incurred losses of $238,000 and $603,000 during the three months and six months ended May 31, 2008, respectively.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale, foreclosure activity, heightened competition for home sales, turmoil in the mortgage finance and credit markets, diminished real estate speculation, and decreased consumer confidence in purchasing homes.  Our results for the three and six months ended May 31, 2008 reflect the impact of these difficult conditions.

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

Additionally, we have completed and work-in-process inventories of approximately $1.6 million and developed lots of approximately $0.8 million, which are collateral for the credit facility with a $1.5 million balance at May 31, 2008.  The facility, which was to expire in July 2008, was renewed on June 26, 2008, and limits future funding to the completion of the three speculative homes under construction. Maximum available borrowings are reduced as each speculative home or developed lot is sold.  The maximum amount available under the current facility, which does not expire until July 2009, is $1.9 million.  We also have a mortgage note of nearly $1 million from National City Bank, secured by the land purchased in the Magnolia Plantation subdivision, due in September 2008.  Since March 2007, we have been making monthly payments of principal and interest and have reduced the mortgage principal by $90,000.  We plan to renew the note with the same terms as the current note, if possible.

Under the terms of the credit facilities in effect since July 2007, we have significantly reduced debt and cut debt-service costs.  However, debt repayment and limited ability to borrow additional funds have negatively impacted cash flows. We have not generated sufficient cash flow from operations to sustain operations and have, therefore, obtained three loans for a total amount of $250,000 from AFP Enterprises, Inc., a company owned by Anthony J. Caldarone, our President and Chief Executive Officer, Maria F. Caldarone, our Executive Vice President, and other members of the Caldarone family.  These loans are secured by two mortgages of $75,000 each on unencumbered lots in the Pointe West development, and a mortgage of $100,000 subordinate to the mortgage held by National City Bank on a completed spec home at Pointe West.  National City Bank released the subject properties from the bank’s spreader mortgage and the notes were executed on July 8, 2008.  The notes are payable on demand and require monthly payments of interest only.  The interest rate is equal to the Prime Rate, as published in the Money Rates column of the Wall Street Journal, plus 1%.  The initial rate of interest is 6%.

These conditions raise significant doubt as to our ability to continue our normal business operations as a going concern.  As of May 31, 2008, we had $1.25 million in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations.  Our ability to meet our debt service and other obligations will depend upon our future performance.  While no assurance can be given that we will be successful, we currently have no plan to discontinue operations.

Cash Flows from Operating Activities

Our cash flows from operating activities during the six months ended May 31, 2008, were $376,000, produced primarily from a reduction in inventory.  We used $210,000 for operations during the six months ended May 31, 2007.

Cash Flows from Financing Activities

We have used proceeds from current year sales to pay down $808,000 of the construction line of credit during the six months ended May 31, 2008, compared to $72,000 during the six months ended May 31, 2007.

As a result of the above cash flow activities, cash decreased from $578,000 at November 30, 2007 to $146,000 at May 31, 2008.  Total working capital decreased from $1,829,000 at November 30, 2007 to $1,253,000 at May 31, 2008.

COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

Loan Agreement

We currently maintain a construction line of credit with National City Bank (formerly Harbor Federal Savings Bank).  Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. Effective May 29, 2008, the bank renewed the credit facility and extended the maturity date of the note to July 1, 2009.  The credit facility provides funding for construction on our three unfinished speculative homes.  As each spec home or developed lot is sold, maximum available borrowings are reduced.  As of May 31, 2008, $1.5 million was outstanding under the facility.

In December 2005, we financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1 million mortgage note from National City Bank and working capital.  Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.  As of May 31, 2008, $1 million was outstanding under the note, which matures in September 2008.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies.  Actual results could differ from those estimates.  Critical accounting policies relating to certain of these items are described in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007.  As of May 31, 2008, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Item 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, along with our Acting Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation. There were no significant changes in our internal controls during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Acting Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II:  OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Shareholders (the “Meeting”) on May 7, 2008.  At the Meeting, shareholders were asked to elect Frank Cavell Smith, Jr. as a director for a four-year term expiring at the 2012 annual meeting.  The results of the voting were as follows:

					Broker
	For	Against	Withheld	Abstain	Non-Vote

Frank Cavell Smith, Jr.	9,242,789	-0-	59,982-0-	-0-	-0-

The remaining terms of the other directors, J. Ernest Brophy, Anthony J. Caldarone, Mark N. Fessel, Kenneth D. Hill and John G. Yates, continue to be in effect.

Item 5.	OTHER INFORMATION

On July 14, 2008, Aidman, Piser & Company, P.A. (“Aidman Piser”) resigned as our independent registered public accounting firm.  Aidman Piser’s practice was acquired by Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) in a transaction pursuant to which Aidman Piser merged its operations into Cherry Bekaert and certain of the professional staff and shareholders of Aidman Piser joined Cherry Bekaert either as employees or partners of Cherry Bekaert and will continue to practice as members of Cherry Bekaert.  The Audit Committee of our Board of Directors is currently evaluating whether to engage Cherry Bekaert as our independent registered public accounting firm for the fiscal year ending November 30, 2008, and we expect to make an announcement with regard to this matter in the near future.

The report of Aidman Piser regarding our financial statements for the past two fiscal years ended November 30, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that substantial doubt was raised as to our ability to continue as a going concern.  During the two most recent fiscal years and during the period from the end of the most recently completed fiscal year through July 14, 2008, the date of resignation, there were no disagreements with Aidman Piser on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Aidman Piser would have caused it to make reference to such disagreements in its reports.

We provided Aidman Piser with a copy of this Quarterly Report on Form 10-Q prior to its filing with the Securities and Exchange Commission and requested that Aidman Piser furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements set forth above in this Item 5 and, if it does not agree, the respects in which it does not agree.  A copy of the letter, dated July 14, 2008, is filed as Exhibit 16.1 to this Report.

Item 6.  EXHIBITS

16.1 -	Letter from Aidman, Piser & Company, P.A.
31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2 -	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Calton, Inc.
(Registrant)

By:	/s/ Vicky F. Savage
Vicky F. Savage
Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:  July 14, 2008