Form 10QSB
period 2008-08-31
CALTON INC
filed 2008-10-15
CIK 717216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 1-8846

CALTON, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2433361 (IRS Employer Identification Number)

2050 40th Avenue, Suite One Vero Beach, Florida (Addresses of principal executive offices)	32960 (Zip Code)

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

As of October 11, 2008, there were 10,202,991 shares of Common Stock outstanding.
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

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	November 30,
	2008	2007
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$48,000	$578,000
Accounts receivable	2,000	20,000
Inventory	3,824,000	4,861,000
Prepaid expenses and other current assets	23,000	23,000
Deferred finance charges	6,000	5,000
Total current assets	3,903,000	5,487,000

Property and equipment, net	111,000	136,000
Total assets	$4,014,000	$5,623,000

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$122,000	$157,000
Accrued expenses	132,000	151,000
Customer deposits	-	60,000
Other current liabilities	23,000	59,000
Notes payable	2,711,000	3,255,000
Total current liabilities	2,988,000	3,682,000

Shareholders' Equity
Common stock, $.05 par value, 25,000,000 shares authorized;
10,697,855 shares issued at August 31, 2008 and
November 30, 2007; 10,202,991 and 9,898,506 shares outstanding
at August 31, 2008 and November 30, 2007, respectively	510,000	495,000
Additional paid-in capital	6,774,000	8,407,000
Accumulated deficit	(4,353,000)	(3,388,000)
Less cost of shares held in treasury, 494,864 and 799,349 shares
as of August 31, 2008 and November 30, 2007, respectively	(1,905,000)	(3,573,000)
Total shareholders' equity	1,026,000	1,941,000
Total liabilities and shareholders' equity	$4,014,000	$5,623,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended August 31, 2008 and 2007
(Unaudited)

	Three Months Ended August 31,
	2008	2007
Revenue
Homebuilding	$321,000	$2,181,000

Costs and expenses
Cost of sales
Cost of sales, homebuilding	232,000	1,888,000
Inventory impairment	204,000	-
Total cost of sales	436,000	1,888,000
Selling, general and administrative	209,000	347,000
	645,000	2,235,000
Loss from operations	(324,000)	(54,000)

Other income (expense)
Interest income	-	1,000
Interest expense	(37,000)	(86,000)
Gain on sale of marketable securities	-	17,000
Other expense	(1,000)	(3,000)
Loss before income taxes	(362,000)	(125,000)

Income tax benefit	-	6,000

Net loss	$(362,000)	$(119,000)

Loss per share
Basic and Diluted:	$(0.04)	$(0.01)

Weighted average number of shares outstanding:
Basic and Diluted	10,107,881	9,685,000

See notes to condensed consolidated financial statements.

CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended August 31, 2008 and 2007
(Unaudited)

	Nine Months Ended August 31,
	2008	2007
Revenue
Homebuilding	$2,089,000	$3,407,000

Costs and expenses
Cost of sales
Cost of sales, homebuilding	1,823,000	2,956,000
Inventory impairment	204,000
Total cost of sales	2,027,000	2,956,000
Selling, general and administrative	877,000	1,019,000
	2,904,000	3,975,000
Loss from operations	(815,000)	(568,000)

Other income (expense)
Interest income	4,000	5,000
Interest expense	(152,000)	(316,000)
Gain on sale of marketable securities	-	154,000
Other expense	(1,000)	(6,000)
Loss before income taxes	(964,000)	(731,000)

Income tax benefit (expense)	(1,000)	6,000

Net Loss	$(965,000)	$(725,000)

Loss per share
Basic and Diluted	$(0.10)	$(0.08)

Weighted average number of shares outstanding:
Basic and Diluted	10,055,842	9,636,000

See notes to condensed consolidated financial statements.

 CALTON, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended August 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(965,000)	$(725,000)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Depreciation expense	26,000	30,000
Amortization of deferred charges	20,000	26,000
Increase in deferred charges	(21,000)	(19,000)
Stock based compensation	50,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	18,000	(4,000)
Inventory	1,037,000	1,622,000
Prepaid expenses and other assets	-	7,000
Accounts payable, accrued expenses and other liabilities	(151,000)	(134,000)
Changes in assets of discontinued operations	-	33,000
Net cash flows from operating activities	14,000	886,000

Cash flows from investing activities
Purchase of equipment and software	-	(5,000)
Net cash flows from investing activities	-	(5,000)

Cash flows from financing activities
Repayment of notes payable, net	(544,000)	(1,263,000)
Net cash flows from financing activities	(544,000)	(1,263,000)

Net decrease in cash and cash equivalents	(530,000)	(382,000)
Cash and cash equivalents at beginning of period	578,000	769,000
Cash and cash equivalents at end of period	$48,000	$387,000

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$141,000	$383,000

See notes to condensed consolidated financial statements.

 CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Calton, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of August 31, 2008, the results of operations for the three and nine months ended August 31, 2008 and 2007 and the cash flows for the nine months ended August 31, 2008 and 2007 have been included.  These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on February 28, 2008.  Operating results for the three and nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending November 30, 2008.

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

Selling, General and Administrative

Selling, general and administrative expenses represent the operations at the Company’s business offices located in the sales model in the Pointe West development in Vero Beach, Florida, and its two corporate offices in Vero Beach, Florida and Red Bank, New Jersey.  These expenses include rents and maintenance of our models and office; personnel and costs related to marketing, advertising, human resources, corporate accounting, public reporting, and training; as well as professional fees such as audit, legal and consulting.

3.	Liquidity and Management’s Plans

The Company’s consolidated financial statements are prepared on a going concern basis, which assumes that it will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the consolidated financial statements, the Company has incurred losses of $362,000 and $965,000 during the three months and nine months ended August 31, 2008, respectively.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale, foreclosure activity, heightened competition for home sales, and turmoil in the mortgage finance and credit markets.  The Company’s results for the nine months ended August 31, 2008 reflect the impact of these difficult conditions.

Management believes the fundamentals that support homebuyer demand in the Company’s construction area, in the long-term, remain solid and the current market conditions will moderate over time; however, the duration and severity of the current market conditions cannot be predicted.  The Company continues to adjust operations in response to market conditions by reducing unsold inventory, lowering expenses and introducing new services, such as remodeling and maintenance, to provide additional revenue.  The Company is also working to reduce the costs of constructing homes, although in many cases, cost savings will not be realized until future periods.

Additionally, the Company has completed and work-in-process inventories of approximately $1.6 million and developed lots of approximately $0.8 million, which are collateral for its credit facility with a $1.5 million balance at August 31, 2008.  The facility was renewed on June 26, 2008 and limits future funding to the completion of the Company’s three speculative homes under construction.  Maximum available borrowings are reduced as each speculative home or developed lot is sold.  The maximum amount available under the current facility, which does not expire until July 1, 2009, is $1.9 million.  The Company also has a mortgage note of nearly $1 million from National City Bank, secured by the land purchased in the Magnolia Plantation subdivision, due in December 2008.  Since March 2007, the Company has been making monthly payments of principal and interest and has reduced the mortgage principal by $107,000.  The Company plans to renew the note with the same terms as the current note, if possible.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the terms of the credit facilities in effect since July 2007, the Company has significantly reduced its debt and cut debt-service costs.  However, debt repayment and limited ability to borrow additional funds have negatively impacted cash flows. The Company has not generated sufficient cash flow from operations to sustain operations and has, therefore, obtained three loans for a total amount of $250,000 from AFP Enterprises, Inc., a company owned by Anthony J. Caldarone, President and Chief Executive Officer of the Company, Maria F. Caldarone, Executive Vice President of the Company, and other members of the Caldarone family.  These loans are secured by two mortgages of $75,000 each on previously unencumbered lots in the Pointe West development, and a mortgage of $100,000 subordinate to the mortgage held by National City Bank on a completed spec home at Pointe West.  National City Bank released the subject properties from the bank’s spreader mortgage and the notes were executed on July 8, 2008.  The notes are payable on demand and require monthly payments of interest only.  The interest rate is equal to the Prime Rate, as published in the Money Rates column of the Wall Street Journal, plus 1%.  Currently, the rate of interest is 6%.

These conditions raise doubt as to the Company’s ability to continue its normal business operations as a going concern.  As of August 31, 2008, the Company had $915,000 in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations.  The Company’s ability to meet its debt service and other obligations will depend upon its future performance.  While no assurance can be given that the Company will be successful, the Company currently has no plan to discontinue operations.

4.	Inventory

Inventory consists of the following as of August 31, 2008 and November 30, 2007:

	August 31,	November 30,
	2008	2007
	(Unaudited)

Land and developed lots	$2,193,000	$2,404,000
Work in process	1,137,000	1,586,000
Speculative and model homes	494,000	871,000
	$3,824,000	$4,861,000

Due to continued market deterioration during the third quarter of 2008, the estimation process used to determine the need for impairment indicated the net realizable value of the Company’s undeveloped land inventory had declined.  Further analysis resulted in impairment charges of $204,000 recorded to land during the quarter ended August 31, 2008.  The estimation process did not show a need to impair lots and spec homes at the Pointe West development at this time; however, it is possible that future estimates of the net realizable value of these properties may result in impairment charges.

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company capitalizes interest on loans directly associated with real estate development projects while under construction.  During the nine months ended August 31, 2008 and 2007, the Company capitalized $8,000 and $93,000 in interest, respectively.

5.	Notes Payable

As of August 31, 2008, notes payable includes borrowings under a note payable to National City Bank.  The credit facility is secured by inventories and related homebuilding assets.  Effective May 29, 2008, the bank renewed its credit facility and extended the maturity date of the note to July 1, 2009.  The credit facility, as amended, provides funding for construction on the Company’s three unfinished speculative homes.  As each spec home or developed lot is sold, maximum available borrowings are reduced.  As of August 31, 2008, $1.5 million was outstanding under the facility.

Notes payable also includes a $1 million mortgage note from National City Bank due in December 2008.  The mortgage note is secured by the land purchased in the Magnolia Plantation subdivision.  The annual interest rate on both the notes payable is the bank’s prime rate plus 1% (6% at August 31, 2008).

Additionally, the Company has three loans payable to AFP Enterprises, Inc. secured by mortgages on properties at Pointe West.  The total amount outstanding on the loans at August 31, 2008, was $250,000 and the annual interest rate matches that charged by National City (currently 6%).

6.	Shareholders’ Equity

During the nine months ended August 31, 2008 and 2007, 304,485 and 166,870 shares, respectively, of treasury stock were issued to non-employee directors in lieu of fees.  The Company records stock-based compensation associated with the issuance of common stock to non-employee directors based upon the fair market value of the shares on the date issued.  Stock-based compensation expense related to director compensation for both of the nine-month periods ended August 31, 2008 and 2007, amounted to $37,500 under this method.  Treasury stock was relieved using the first-in, first-out method of accounting with the difference being recorded as a reduction in paid-in capital.

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

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine month period ended August 31, 2008, there were 50,000 options granted for the directors’ annual formula awards.  The options granted have an exercise price of $0.12 and a grant date fair value of $0.08.  Stock-based compensation expense related to outstanding options was $22,000 for the nine months ended August 31, 2008 and $10,000 for the nine months ended August 31, 2007.

The range of exercise prices for exercisable options and the weighted average remaining lives are reflected in the following table:

Options Outstanding					Exercisable
Range of Prices	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.12 - 0.83	837,000	4.13 yrs.	$0.34	$500	583,000	3.17 yrs.	$0.40	$-

7.	Other Comprehensive Loss

Under Statements of Financial Accounting Standards No. 130 (SFAS 130) Reporting Comprehensive Income, the Company is required to display comprehensive loss and its components as part of its full set of financial statements.  Comprehensive loss is comprised of net loss and other comprehensive loss items.  Other comprehensive loss during the periods presented represents the changes in unrealized losses on available-for-sale equity.  On August 29, 2007, the Company sold the available-for-sale equity securities and recognized a gain of approximately $137,000.  The following table reflects comprehensive loss for the nine months ended August 31, 2008 and 2007:

	Nine months ended August 31,
	2008	2007

Net loss	$(965,000)	$(725,000)
Other comprehensive loss	-	(116,000)
Comprehensive loss	$(965,000)	$(841,000)

CALTON, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Loss per Common Share

The following table reconciles the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended August 31,
	2008	2007

Net loss - (numerator)	$(362,000)	$(119,000)

Basic and diluted:
Weighted average shares
outstanding - (denominator)	10,107,881	9,685,000

Loss per common share	$(0.04)	$(0.01)

The effects of 837,000 and 827,000 stock options outstanding as of August 31, 2008 and 2007, respectively, have been excluded from the determination of net loss per share because their effect would be anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Nine Months ended August 31, 2008 and 2007

Revenues:  Revenues for the three months ended August 31, 2008 were $321,000 compared to $2,181,000 for the three months ended August 31, 2007.   Revenues for the nine months ended August 31, 2007 decreased to $2,089,000 from $3,407,000 for the nine months ended August 31, 2007.  The decrease for both the quarter and nine months is attributable to fewer deliveries of homes.  There was one home delivery in the quarter ended August 31, 2008 and three in the quarter ended August 31, 2007.  Further, the home delivered in the third quarter of 2008 was a custom home on the buyer’s lot.  Revenue was recognized on a percentage-of-completion basis and most of the revenue had been recognized in prior quarters.   This home was also a sale-leaseback and $62,000 of revenue will be recognized over the lease period of one year, beginning in September 2008.  There were three home deliveries in the first nine months of fiscal year 2008 and six home deliveries in the first nine months of fiscal year 2007.

Cost of Sales:  Cost of sales was $436,000 for the quarter ended August 31, 2008 compared to $1,888,000 for the quarter ended August 31, 2007; and $2,027,000 for the nine months ended August 31, 2008 compared to $2,956,000 for the nine months ended August 31, 2007.  Included in cost of goods sold for both the quarter and the nine month period ending August 31, 2008, is $204,000 in an impairment charge on our inventory.  This charge caused cost of sales to exceed revenues in the three-month period ending August 31, 2008, resulting in no profit margin for the period.  Our profit margin for the same period in 2007 was 13%.  Profit margins were 3% and 13% in the nine months ended August 31, 2008 and 2007, respectively.  Pre-impairment profit margins for the three and nine months ending August 31, 2008, were 28% and 13%, respectively.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses for the quarter ended August 31, 2008 were $209,000 compared to $347,000 for the quarter ended August 31, 2007.  Selling, general and administrative expenses for the nine months ended August 31, 2008 and 2007 were $877,000 and $1,019,000, respectively.

Interest Income:  Interest income was $4,000 and $5,000 for the nine months ended August 31, 2008 and 2007, respectively.  Interest income in 2007 was derived principally from interest on depository accounts and money-market type accounts.  In 2008 we closed these accounts to fund operating activities, and therefore, received nominal interest income from these accounts.  The interest income realized in the nine months ended August 31, 2008 was interest earned on impact fees prepaid to Indian River County in 2005 and refunded to us in March 2008.

Interest Expense:  Interest is incurred on real estate loans and, to the extent required under generally accepted accounting principles, capitalized in real estate inventory.  The remaining interest is expensed as incurred.  Interest expense amounted to $33,000 for the three months ended August 31, 2008, compared to $78,000 for the three months ended August 31, 2007.   Interest expense amounted to $132,000 and $290,000 for the nine months ended August 31, 2008 and 2007, respectively.  The reduction in quarterly interest is due to the reduction of our outstanding debt.  During the three and nine months ended August 31, 2008, we capitalized $6,000 and $8,000 in interest, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

Our consolidated financial statements are prepared on a going concern basis, which assumes that we will realize our assets and discharge our liabilities in the normal course of business.  As reflected in the consolidated financial statements, we incurred losses of $362,000 and $965,000 during the three months and nine months ended August 31, 2008, respectively.  Several factors continue to weigh on the housing industry, including an oversupply of new and resale homes available for sale, foreclosure activity, heightened competition for home sales, and turmoil in the mortgage finance and credit markets.  Our results for the three and nine months ended August 31, 2008 reflect the impact of these difficult conditions.

We believe the fundamentals that support homebuyer demand in our local construction area, in the long-term, remain solid and the current market conditions will moderate over time; however, we cannot predict the duration and severity of the current market conditions.  We continue to adjust our operations in response to market conditions by reducing unsold inventory, lowering expenses and introducing new services, such as remodeling and maintenance, to provide additional revenue.  We are also working to reduce the costs of constructing homes, although in many cases, cost savings will not be realized until future periods.

Additionally, we have completed- and work-in-process inventories of approximately $1.6 million and developed lots of approximately $.8 million, which are collateral for the credit facility with a $1.5 million balance at August 31, 2008.  The facility was renewed on June 26, 2008, and limits future funding to the completion of the three speculative homes under construction.  Maximum available borrowings are reduced as each speculative home or developed lot is sold.  The maximum amount available under the current facility, which does not expire until July 2009, is $1.9 million.  We also have a mortgage note of nearly $1 million from National City Bank, secured by the land purchased in the Magnolia Plantation subdivision, due in December 2008.  Since March 2007, we have been making monthly payments of principal and interest and have reduced the mortgage principal by $107,000.  We plan to renew the note with the same terms as the current note, if possible.

Under the terms of the credit facilities in effect since July 2007, we have significantly reduced debt and cut debt-service costs.  However, debt repayment and limited ability to borrow additional funds have negatively impacted cash flows. We have not generated sufficient cash flow from operations to sustain operations and have, therefore, obtained three loans for a total amount of $250,000 from AFP Enterprises, Inc., a company owned by Anthony J. Caldarone, our President and Chief Executive Officer, Maria F. Caldarone, our Executive Vice President, and other members of the Caldarone family.  These loans are secured by two mortgages of $75,000 each on previously unencumbered lots in the Pointe West development, and a mortgage of $100,000 subordinate to the mortgage held by National City Bank on a completed spec home at Pointe West.  National City Bank released the subject properties from the bank’s spreader mortgage and the notes were executed on July 8, 2008.  The notes are payable on demand and require monthly payments of interest only.  The interest rate is equal to the Prime Rate, as published in the Money Rates column of the Wall Street Journal, plus 1%.  The current rate of interest is 6%.

These conditions raise significant doubt as to our ability to continue our normal business operations as a going concern.  As of August 31, 2008, we had $915,000 in working capital.  However, this working capital includes significant inventory of homes and developed and undeveloped land which must be liquidated in order to cover operating costs and debt-service obligations.  Our ability to meet our debt service and other obligations will depend upon our future performance.  While no assurance can be given that we will be successful, we currently have no plan to discontinue operations.

Cash Flows from Operating Activities

Our net cash flows from operating activities during the nine months ended August 31, 2008 and 2007 were $14,000 and $886,000, respectively.

Cash Flows from Financing Activities

We have used proceeds from current year sales to pay down $544,000 of the construction line of credit during the nine months ended August 31, 2008, compared to $1,263,000 during the nine months ended August 31, 2007.

As a result of the above cash flow activities, cash decreased from $578,000 at November 30, 2007 to $48,000 at August 31, 2008.  Total working capital decreased from $1,829,000 at November 30, 2007 to $915,000 at August 31, 2008.

COMMITMENTS, GUARANTEES AND OFF BALANCE SHEET ITEMS

Loan Agreement

We currently maintain a construction line of credit with National City Bank (formerly Harbor Federal Savings Bank).  Interest on advances, which are secured by a mortgage on homebuilding properties, accrues at a rate equal to the prime rate plus one percent (1%) per annum. Effective May 29, 2008, the bank renewed the credit facility and extended the maturity date of the note to July 1, 2009.  The credit facility provides funding for construction on our three unfinished speculative homes.  As each spec home or developed lot is sold, maximum available borrowings are reduced.  As of August 31, 2008, $1.5 million was outstanding under the facility.

In December 2005, we financed the purchase of a ten-acre undeveloped land parcel in Vero Beach, Florida through a $1,068,000 mortgage note from National City Bank and working capital.  Interest on the note, which is secured by the land purchased, accrues at a rate equal to the prime rate plus one percent (1%) per annum.  As of August 31, 2008, $961,000 was outstanding under the note, which matures in December 2008.

On July 8, 2008, we obtained three loans for a total amount of $250,000 from AFP Enterprises, Inc.  These loans, secured by mortgages on properties in the Pointe West development, are payable on demand and require monthly payments of interest only.  The current rate of interest is 6%.

SENSITIVE ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes.  Significant estimates include management’s estimate of the carrying value of homebuilding inventories, estimated warranty costs charged to cost of sales, estimated construction costs used to determine the percentage of completion of fixed price construction contracts for revenue recognition purposes and the establishment of reserves for contingencies.  Actual results could differ from those estimates.  Critical accounting policies relating to certain of these items are described in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007.  As of August 31, 2008, there have been no material additions to our critical accounting policies and there have been no changes in the application of existing accounting principles.

Item 3.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, along with our Acting Chief Financial Officer, who concluded that our disclosure controls and procedures were effective as of the date of the evaluation. There were no changes in our internal controls over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

PART II:  OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

	31.1 -	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	31.2 -	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32.1 -	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2 -	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calton, Inc.
(Registrant)

By:	/s/ Vicky F. Savage
Vicky F. Savage
Acting Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:  October 15, 2008